Form 10-KT
period 2007-06-30
Point.360
filed 2007-11-16
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/T

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________________________

OR

■	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to June 30, 2007

Commission File Number 001-33468

POINT.360
(Exact name of registrant as specified in its charter)

California	01-0893376
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)	91504
2777 North Ontario Street, Burbank, CA	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (818) 565-1400

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the first business day that the registrant became a publicly traded entity (August 14, 2007) was approximately $15.0 million. As of November 12, 2007, there were 10,553,410 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report will be included in the Company’s Form 10-K/T/A which shall be filed with the Securities and Exchange Commission within 120 days after August 14, 2007, the first day of trading in the Company’s Common Stock.

CAUTIONARY STATEMENT

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements”. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	our recent history of losses;
•	Point.360’s prior breach of credit agreements;
•	our highly competitive marketplace;
•	the risks associated with dependence upon significant customers;
•	our ability to execute our expansion strategy;
•	the uncertain ability to manage in a changing environment;
•	our dependence upon, and our ability to adapt to, technological developments;
•	dependence on key personnel;
•	our ability to maintain and improve service quality;
•	fluctuation in quarterly operating results and seasonality in certain of our markets;
•	possible significant influence over corporate affairs by significant shareholders;
•	our ability to operate effectively as a stand-alone, publicly traded company; and
•
the cost associated with becoming compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 by the date that we must comply with that section of the Sarbanes-Oxley Act.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of this Form 10-K/T may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” below, in connection with considering any forward-looking statements that may be made in this Form 10-K/T and elsewhere by us and our businesses generally. Except to the extent of obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1

ITEM 1. BUSINESS

The Company was formed as a wholly-owned subsidiary (named “New 360”) of Point.360 ( “Parent Company”) in April 2007. The post production assets of the Parent Company were contributed to New 360 on August 14, 2007, after which all New.360 common stock was distributed to the Parent Company’s shareholders. New 360 subsequently changed its name to Point.360 after the merger of the Parent with DG FastChannel, Inc. (“DG FastChannel”). The Parent Company is hereinafter referred to as Old Point.360.

Point.360 (“Point.360” or the “Company”) is a leading integrated media management services company providing film, video and audio post-production, archival, duplication, computer graphics and distribution services to motion picture studios, television networks, independent production companies and multinational companies. We provide the services necessary to edit, master, reformat and archive our clients’ audio and video content, including television programming, feature films, and movie trailers.

The Company, previously part of Old Point.360, was spun off to Old Point.360’s shareholders on August 14, 2007. References to the activities of the Company prior to the spin-off refer to those of Old Point.360’s post production business which constitutes the operations of the Company.

We seek to capitalize on growth in demand for the services related to the manipulation and distribution of rich media content without assuming the production or ownership risk of any specific television program, feature film, advertising or other form of content. The primary users of our services are entertainment studios that generally choose to outsource such services due to the sporadic demand and the fixed costs of maintaining a high-volume physical plant.

Since January 1, 1997, Old Point.360 successfully completed acquisitions of companies providing similar services. We will continue to evaluate acquisition opportunities to enhance our operations and profitability. In 2004, Old Point.360 acquired International Video Conversions, Inc. (“IVC”), a leading digital intermediate and digital mastering facility. In 2005, Old Point.360 acquired Visual Sound, a provider of captioning services. In 2007, Old Point.360 purchased the business of Eden FX, a producer of sophisticated computer graphics for feature films, television programming and commercials. As a result of these acquisitions, we are one of the largest and most diversified providers of technical and distribution services in our markets, and therefore are able to offer our customers a single source for such services at prices that reflect our scale economies.

Markets

We derive revenues primarily from the entertainment industry, consisting of major and independent motion picture and television studios, cable television program suppliers and television program syndicators. On a more limited basis, we also service national television networks, local television stations, corporate or instructional video providers, infomercial advertisers and educational institutions.

The entertainment industry creates motion pictures, television programming, and interactive multimedia content for distribution through theatrical exhibition, home video, pay and basic cable television, direct-to-home, private cable, broadcast television, on-line services and video games. Content is released into a "first-run" distribution channel, and later into one or more additional channels or media. In addition to newly produced content, film and television libraries may be released repeatedly into distribution. Entertainment content produced in the United States is exported and is in increasingly high demand internationally. We believe that several trends in the entertainment industry have and will continue to have a positive impact on our business. These trends include growth in worldwide demand for original entertainment content, the development of new markets for existing content libraries, increased demand for innovation and creative quality in domestic and foreign markets and wider application of digital technologies for content manipulation and distribution, including the emergence of new distribution channels.

Value-Added Services

Point.360 maintains video and audio post-production and editing facilities as components of its full service, value-added approach to its customers. The following summarizes the value-added post-production services that we provide to our customers:

Film-To-Digital Transfer. Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a digital video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. We transfer film to digital formats using Spirit, URSA and Cintel MK-3 telecine equipment and DaVinci® digital color correction systems. The re-mastering of studio film and television libraries to the HDTV broadcast standard has become a growing portion of our film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

Video Editing. We provide digital editing services in Hollywood, Burbank and West Los Angeles, California. The editing suites are equipped with (1) state-of-the-art digital editing equipment, including the Avid® 9000, that provides precise and repeatable electronic transfer of video and/or audio information from one or more sources to a new master video and (2) large production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

Standards Conversion. Throughout the world there are several different broadcasting "standards" in use. To permit a program recorded in one standard to be broadcast in another, it is necessary for the recorded program to be converted to the applicable standard. This process involves changing the number of video lines per frame, the number of frames per second, and the color system. We are able to convert video between all international formats, including NTSC, PAL and SECAM. Our competitive advantages in this service line include our state-of-the-art systems and our detailed knowledge of the international markets with respect to quality-control requirements and technical specifications.

Broadcast Encoding. We provide encoding services for tracking broadcast airplay of spots or television programming. Using a process called VEIL encoding; a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from standard television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted airtime. We provide VEIL encoding services for a number of its motion picture studio clients to enable them to customize their promotional material. We also provide ICE encoding services which enable it to place codes within the audio portion of a video, thereby enhancing the overall quality of the encoded video.

Audio Post-Production. We digitally edit and create sound effects, assist in replacing dialog and re-record audio elements for integration with film and video elements. We design sound effects to give life to the visual images with a library of sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby Digital®, SDDS®, THX® and Surround Sound®.

Audio Layback. Audio layback is the process of creating duplicate videotape masters with sound tracks that are different from the original recorded master sound track. Content owners selling their assets in foreign markets require the replacement of dialog with voices speaking local languages. In some cases, all of the audio elements, including dialog, sound effects, music and laughs, must be recreated, remixed and synchronized with the original videotape. Audio sources are premixed foreign language tracks or tracks that contain music and effects only. The latter is used to make a final videotape product that will be sent to a foreign country to permit addition of a foreign dialogue track to the existing music and effects track.

Visual Effects. We provide visual effects for feature films, television programs and commercial advertising content. Content creation across all media is in continual need of highly realistic, imaginative and intriguing visual effects. Due to the lower costs of digital content as compared to the cost of live production, more heightened ‘realism’ has been made possible by today’s highly skilled artists using sophisticated software. This offers producers of films, TV programs and commercials more production flexibility and time savings.

Foreign Language Mastering. Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. We provide dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create an international language-specific master videotape. We also create music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog recording and international distribution.

Syndication. We offer a broad range of technical services to domestic and international programmers. We service the basic and premium cable, broadcast syndication and direct-to-home market segments by providing the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Europe. We provide facilities and services for the delivery of syndicated television programming in the United States and Canada. Our customer base consists of the major studios and independent distributors offering network programming, world-wide independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to the cable industry and direct-to-home viewers.

Archival Services. We currently store approximately one million videotape and film elements in a protected environment. The storage and handling of videotape and film elements require specialized security and environmental control procedures. We perform secure management archival services in all of our operating facilities as well as our state-of-the-art Media Center in Los Angeles. We offer on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

New Markets

We believe that the development of value-added services will provide us with the opportunity to enter or increase our presence in several new or expanding markets.

International. Point.360 currently provides electronic and physical duplication and distribution services for rich media content providers. Furthermore, we believe that available electronic distribution methods will facilitate further expansion into the international distribution arena as such technologies become standardized and cost-effective. In addition, we believe that the growth in the distribution of domestic content into international markets will create increased demand for value-added services currently provided by us such as standards conversion and audio and digital mastering.

High Definition Television (“HDTV”). We are capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television. HDTV has quickly become the mastering standard for domestic content providers. We believe that the aggressive timetable associated with such conversion, which has resulted both from mandates by the Federal Communications Commission for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. We maintain a state-of-the-art HDTV capability.

DVD Authoring. We believe that there are significant opportunities in the DVD authoring market. With the increasing rate of conversion of existing analog libraries, as well as new content being mastered to digital formats, we believe that Point.360 has positioned itself well to provide value-added services to new and existing clients. We have made capital investments to expand and upgrade our current DVD and digital compression operations in anticipation of the increasing demand for DVD and video encoding services.

Sales and Marketing

We market our services through a combination of industry referrals, formal advertising, trade show participation, special client events, and our Internet website. While we rely primarily on our reputation and business contacts within the industry for the marketing of our services, we also maintain a direct sales force to communicate the capabilities and competitive advantages of our services to potential new customers. Our marketing programs are directed toward communicating our unique capabilities and establishing us as the predominant value-added partner for entertainment, advertising and corporate customers.

In addition to our traditional sales efforts directed at those individuals responsible for placing orders with our facilities, we also strive to negotiate “preferred vendor” relationships with our major customers. Through this process, we negotiate discounted rates with large volume clients in return for being promoted within the client’s organization as an established and accepted vendor. This selection process tends to favor larger service providers such as Point.360 that (1) offer lower prices through scale economies, (2) have the capacity to handle large orders without outsourcing to other vendors, and (3) can offer a strategic partnership on technological and other industry-specific issues. We negotiate such agreements periodically with major entertainment studios and national broadcast networks.

Customers

Point.360 has added customers through acquisitions and by delivering a favorable mix of reliability, timeliness, quality and price. The integration of our facilities has given our customers a time advantage in the ability to deliver broadcast quality material. We market our services to major and independent motion picture and television production companies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. Our motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, Universal Studios, Warner Bros., Metro-Goldwyn-Mayer and Paramount Pictures.

We solicit the motion picture and television industries to generate revenues. In the six months ended June 30, 2007 and year ended December 31, 2006, five major motion picture studios accounted for approximately 56% and 58% of Point.360’s revenues, respectively, while sales to Twentieth Century Fox and affiliates comprised 34% and 33% of revenues in those periods, respectively. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

We generally do not have exclusive service agreements with our clients. Because clients generally do not make arrangements with us until shortly before our facilities and services are required, we usually do not have any significant backlog of service orders. Our services are generally offered on an hourly or per unit basis based on volume.

Customer Service

We believe we have built a strong reputation in the market with a commitment to customer service. We receive customer orders via courier services, telephone, telecopier and the Internet. The sales and customer service staff develops strong relationships with clients within the studios and is trained to emphasize our ability to confirm delivery, meet difficult delivery time frames and provide reliable and cost-effective service. Several studios are customers because of our ability to meet often changing or rush delivery schedules.

We have a sales and customer service staff of approximately 55 people, and we provide services 24 hours per day. This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver.

Competition

The manipulation, duplication and distribution of rich media assets is a highly competitive service-oriented business. Certain competitors (both independent companies and divisions of large companies) provide all or most of the services provided by us, while others specialize in one or several of these services. Substantially all of our competitors have a presence in the Los Angeles area, which is currently the largest market for our services. Due to the current and anticipated future demand for video and distribution services in the Los Angeles area, we believe that both existing and new competitors may expand or establish video service facilities in this area.

Employees

The Company had 350 full-time employees as of June 30, 2007. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this prospectus. The risk factors have been separated into three groups: (1) risks relating to our business, (2) risks relating to the separation of New 360 from Point.360, and (3) risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Relating to Point.360’s Business

We have a history of losses, and we may incur losses in the future.

Point.360 had losses in the six months ended June 30, 2007 and in each of the five fiscal years ended December 31, 2006 due, in part, to increased price competition, the cost of being a publicly traded company and a number of unusual charges. There is no assurance as to future profitability on a quarterly or annual basis.

Old Point.360 previously breached its credit agreements, and we may do so in the future.

Due to lower operating cash amounts resulting from reduced sales levels in prior years and the consequential net losses, Old Point.360 breached certain covenants of its credit facility. The breaches were temporarily cured based on amendments and forbearance agreements among Old Point.360 and the banks which called for, among other provisions, scheduled payments to reduce amounts owed to the banks to the permitted borrowing base.

Although we were in a cash positive position as of June 30, 2007 and expect to be for the foreseeable future, if we continue to incur losses in the future as a separate company, there is a risk that we will default under financial covenants contained in any new credit agreements and/or will not be able to pay off revolving or term loans when due. If a default condition exists in future banking arrangements, all amounts that may be outstanding under the new agreements will be due and payable which could materially and adversely affect our business.

We may be unable to compete effectively in a highly competitive marketplace.

The post-production industry is a highly competitive, service-oriented business. In general, we do not have long-term or exclusive service agreements with our customers. Business is acquired on a purchase order basis and is based primarily on customer satisfaction with reliability, timeliness, quality and price.

We compete with a variety of post-production firms some of which have a national presence and, to a lesser extent, the in-house post-production operations of our major motion picture studio customers. Some of these firms, and all of the studios, have greater financial marketing resources and have achieved a higher level of brand recognition than we have. In the future, we may not be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality and price or otherwise.

We may also face competition from companies in related markets that could offer similar or superior services to those offered by us. We believe that an increasingly competitive environment as evidenced by recent price pressure and some related loss of work and the possibility that customers may utilize in-house capabilities to a greater extent could lead to a loss of market share or additional price reductions, which could have a material adverse effect on our financial condition, results of operations and prospects.

We would be adversely affected by the loss of key customers.

Although we have an active client list of approximately 2,400 customers, five motion picture studios and and/or their affiliates accounted for approximately 28%, 52%, 58% and 56% of our revenues in 2004, 2005 and 2006 and the six months ended June 30, 2007, respectively. Twentieth Century Fox (and affiliates) was the only customer which accounted for more than 10% of sales in any of the periods since 2004, or 26% and 33% in 2005 and 2006 and 34% in the six months ended June 30, 2007, respectively. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact those industries.

Our expansion strategy may fail.

Our growth strategy involves both internal development and expansion through acquisitions. We currently have no agreements or commitments to acquire any company or business. Even though Point.360 completed a number of acquisitions in the past, the most recent of which was in March 2007, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses without substantial costs, delays or other problems.

Acquisitions may involve a number of special risks including: adverse effects on our reported operating results (including the amortization of acquired intangible assets), diversion of management’s attention and unanticipated problems or legal liabilities. In addition, we may require additional funding to finance future acquisitions. We cannot be sure that we will be able to secure acquisition financing on acceptable terms or at all. We may also use working capital or equity, or raise financing through equity offerings or the incurrence of debt, in connection with the funding of any acquisition. Some or all of these risks could negatively affect our financial condition, results of operations and prospects or could result in dilution to our shareholders. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates could increase substantially. We may not be able to effect any such transactions. Additionally, if we are able to complete such transactions they may prove to be unprofitable.

The geographic expansion of our customers may result in increased demand for services in certain regions where we currently do not have post-production facilities. To meet this demand, we may subcontract. However, we have not entered into any formal negotiations or definitive agreements for this purpose. Furthermore, we cannot assure you that we will be able to effect such transactions or that any such transactions will prove to be profitable.

If we acquire any entities, we may have to finance a large portion of the anticipated purchase price and/or refinance then existing credit agreements. The cost of any new financing may be higher than our then-existing credit facilities. Future earnings and cash flow may be negatively impacted if any acquired entity does not generate sufficient earnings and cash flow to offset the increased costs.

We are operating in a changing environment that may adversely affect our business.

In prior years, we experienced industry consolidation, changing technologies and increased regulation, all of which resulted in new and increased responsibilities for management personnel and placed, and continues to place, increased demands on our management, operational and financial systems and resources. To accommodate these circumstances, compete effectively and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force. We cannot be sure that our personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

We may be unable to adapt our business to changing technological requirements.

Although we intend to utilize the most efficient and cost-effective technologies available for telecine, high definition formatting, editing, coloration and delivery of audio and video content as they develop, we cannot be sure that we will be able to adapt to such standards in a timely fashion or at all. We believe our future growth will depend in part on our ability to add to these services and to add customers in a timely and cost-effective manner. We cannot be sure we will be successful in offering such services to existing customers or in obtaining new customers for these services. We intend to rely on third-party vendors for the development of these technologies, and there is no assurance that such vendors will be able to develop such technologies in a manner that meets our needs and the needs of our customers.

The loss of key personnel would adversely affect our business.

We are dependent on the efforts and abilities of certain senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 29% of Point.360’s outstanding stock. Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with Point.360. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

We may be unable to meet the demands of our customers.

Our business is dependent on our ability to meet the current and future demands of our customers, which demands include reliability, timeliness, quality and price. Any failure to do so, whether or not caused by factors within our control could result in losses to such clients. Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted and dissatisfied customers may refuse to place further orders with the Company in the event of a significant occurrence of lost elements, either of which could have a material adverse effect on our financial condition, results of operations and prospects. Although we maintain insurance against business interruption, such insurance may not be adequate to protect us from significant loss in these circumstances and there is no assurance that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business. In addition, our ability to deliver services within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone or satellite service providers.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future.

Our operating results have varied in the past, and may vary in the future, depending on factors such as sales volume fluctuations due to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, general economic factors and other factors. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others. For example, the 12,000-member Writer’s Guild of America began a strike on November 5, 2007 which may affect our business if the strike is prolonged. In any period our revenues are subject to variation based on changes in the volume and mix of services performed during the period. It is possible that in a future quarter our operating results will be below the expectations of equity research analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

Risks Relating to the Separation of the Company from Old Point.360

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from Old Point.360.

As a stand-alone, independent public company, we believe that our business will benefit from, among other things, allowing our management to design and implement corporate policies and strategies that are based primarily on the characteristics of our business, allowing us to focus our financial resources wholly on our own operations and implement and maintain a capital structure designed to meet our own specific needs. However, by separating from Old Point.360, there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Old Point.360. As part of Old Point.360, we were able to enjoy certain benefits from Old Point.360’s operating diversity, purchasing and borrowing leverage; available capital for investments and opportunities to pursue integrated strategies with Old Point.360’s other businesses. As such, we may not be able to achieve some or all of the benefits that we expect to achieve as a stand alone, independent post-production company.

We have no operating history as a separate public company and our historical and pro forma financial information is not necessarily representative of the results we would have achieved as a separate publicly traded company and may not be a reliable indicator of our future results.

The historical and pro forma financial information included in this Form 10-K/T does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•
Prior to our separation from Old Point.360, our business has been operated by Old Point.360 as part of its broader corporate organization, rather than as an independent company. Old Point.360 performed various corporate functions for the post-production business, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002) and external reporting. Our historical and pro forma financial results reflect allocations of corporate expenses from Old Point.360 for these and similar functions based on the relationship of our sales to sales of Old Point.360 for certain administrative functions necessary to complete the sales cycle (sales, personnel, billing, accounting, etc.), specific balance sheet accounts comprising long-lived assets (term loan interest expense) and net working capital (revolving loan interest expense), and other measurements. We believe that these allocations are comparable to the expenses we would have incurred had we operated as a separate publicly traded company, although there is a risk that we may incur higher expenses as an independent company.

•
Prior to our separation from Old Point.360, our business has been integrated with the other businesses of Point.360. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. The loss of these benefits could have an adverse effect on our business, results of operations and financial condition following the completion of the separation.

•
Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Old Point.360. Without the opportunity to obtain financing from Old Point.360, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•
Subsequent to the completion of our separation from Old Point.360, the cost of capital for our business may be higher than Old Point.360’s cost of capital prior to our separation because Old Point.360 operating results were higher than what ours are contemplated to be following the separation.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Old Point.360.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we may experience increased costs after our separation from Old Point.360 or as a result of the separation.

Following the completion of our separation from Old Point.360, the costs of being a public entity will be spread over a lower revenue base, which may negatively affect operating results.

If the distribution of our common stock to Old Point.360’s shareholders fails to meet the requirements of Section 355 of the Internal Revenue Code, then our shareholders might be required to pay U.S. federal income taxes.

We believe that no gain or loss will be recognized by a shareholder for federal income tax purposes, pursuant to Section 355 of the Code, upon the receipt of shares of our common stock from Old Point.360. However, you should note that Old Point.360 did not seek a ruling from the Internal Revenue Service (“IRS”) as to the U.S. federal income tax treatment of the distribution of the New 360 shares. There is no assurance that the IRS will not challenge the validity of the distribution and such related transactions as failing to meet the requirements of Section 355 of the Code or that any such challenge ultimately will not prevail.

If the distribution were to fail to meet the requirements of Section 355 of the Code, an amount equal to the fair market value of our common stock received would be taxable as a dividend to the extent of the shareholder’s ratable share of Old Point.360’s current and accumulated earnings and profits (as increased to reflect any current income including any gain recognized by Old Point.360 on the distribution). The balance, if any, of the distribution would be treated as nontaxable return of capital to the extent of the Old Point.360 shareholder’s tax basis in its Old Point.360 stock, with any remaining amount being taxed as capital gain. The distribution will be taxable to Old Point 360 to the extent of the excess, if any, of (1) the fair market value of the common stock distributed to the Old Point.360 shareholders over (2) Old Point.360’s tax basis in such common stock. However, it is anticipated that little or no income will be recognized by Old Point.360 because the tax basis of the Company’s stock will be approximately equal to the value of the Company as determined by a valuation by independent appraisal.

We will be responsible for paying certain liabilities incurred by Old Point.360 prior to the date of our separation from Old Point.360.

Pursuant to agreements between us and DG FastChannel, Inc. (“DG”), we assumed responsibility for the payment of various liabilities that were incurred by Old Point.360 prior to the date of our separation from Old Point.360, including accounts payable and other expenses not exclusively related to Old Point.360’s ads business, taxes for periods prior to the separation date and other liabilities of Old Point.360, including contingent liabilities whose amount is not yet known, arising out of the operation of Old Point.360’s business (other than the ads business) during the period prior to the separation. Although we do not currently have any knowledge that the IRS, other governmental agencies or third parties intend to file lawsuits or initiate proceedings with respect to the operation of Old Point.360’s business prior to the separation date, that possibility exists and the payment by us of any such contingent liabilities for which we are responsible could materially and adversely affect our financial condition.

Risks Relating to the Company’s Common Stock

There is no existing market for our common stock, and a trading market that will provide you with adequate liquidity may not develop for our common stock. In addition, the market price of our shares may fluctuate widely.

Our common stock began public trading on August 14, 2007. There is no assurance that an active trading market will be sustained in the future.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our business profile and market capitalization may not fit the investment objectives of our shareholders and, as a result, our shareholders may sell our shares after the distribution;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	our ability to meet earnings estimates of shareholders;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Investors may be unable to accurately value our common stock.

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, no public post-production company exists that is directly comparable to our size, scale and service offerings. As such, investors may find it difficult to accurately value our common stock, which may cause our common stock price to trade below our true value.

Your percentage ownership in the Company may be diluted in the future.

Your percentage ownership in the Company may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees. We have adopted the 2007 Equity Incentive Plan, which provides for the grant of equity based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants.

Our shareholder rights agreement and ability to issue preferred stock may discourage, delay or prevent a change in control of the Company that would benefit our shareholders.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company’s shareholders. Although we have no current plans to issue any other shares of preferred stock, the rights of the holders of common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock could have the effect of discouraging, delaying, or preventing a change in control of the Company that would be beneficial to our shareholders.

On the date that the Company’s shares were distributed to Old Point.360 shareholders, each shareholder also received one preferred share purchase right for each share of our common stock received by the shareholder. The rights will be attached to the common stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of our common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $10. If we are acquired in a merger or other business combination transaction after a person has acquired 20% or more of our outstanding common stock, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of our outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right’s then-current exercise price, a number of Point.360 common shares having a market value of twice such price. Before a person or group acquires beneficial ownership of 20% or more of our common stock, the rights are redeemable for $.0001 per right at the option of the Board of Directors.

Although our shareholder rights agreement is intended to encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover, the rights agreement may have the effect of discouraging, delaying or preventing a change in control of the Company that would be beneficial to our shareholders.

We do not expect to pay dividends.

We do not believe that we will have the financial strength to pay dividends for the foreseeable future. If we do not pay dividends, the price of our common stock that you receive in the distribution must appreciate for you to receive a gain on your investment in the Company. This appreciation may not occur.

Our controlling shareholders may cause the Company to be operated in a manner that is not in the best interests of other shareholders.

Our Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owns approximately 29% of our common stock. The ex-spouse of R. Luke Stefanko, Old Point.360’s former President and Chief Executive Officer, owns approximately 12% of the common stock. By virtue of their stock ownership, Ms. Stefanko and Mr. Bagerdjian individually or together may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (1) the election of the Board of Directors, (2) amendments to our Articles of Incorporation and (3) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Company currently leases 7 facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2008 to 2021. The following table sets forth the location and approximate square footage of the Company's properties:

Square Footage
Hollywood, CA.	31,000
Hollywood, CA.	8,000
Hollywood, CA.	13,000
Burbank, CA.	32,000
Burbank, CA.	45,500
Los Angeles, CA.	64,600
Los Angeles, CA	13,400

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become a party to various legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the transition period covered by this report.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the NASDAQ Global Market under the symbol PTSX. The following table sets forth, for the periods since the separation on August 14, 2007 from Old Point.360, the high and low closing price per share for the Common Stock.

	Common Stock
	Low	High
Year Ended June 30, 2008
First Quarter	$2.00	$2.59

On October 31, 2007, the closing sale price of the Common Stock as reported on the NASDAQ Global Market $2.15 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

Dividends

Neither the Company nor Old Point.360 have paid dividends on its Common Stock. The Company’s ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the six months ended June 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to each of the years 2002 to 2006 and the six month periods ended June 30, 2006 and 2007, have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended December 31,					Six Months Ended June 30,
(in thousands except per share amounts) Statement of Income (Loss) Data	2002	2003	2004	2005	2006	2006	2007
	(unaudited)	(unaudited)				(unaudited)
Revenues	$43,183	$37,542	$38,588	$43,059	$43,533	$21,692	$20,850
Cost of Services Sold	(28,843)	(25,774)	(27,958)	(29,472)	(29,976)	(14,948)	(15,760)
Gross Profit	14,340	11,768	10,631	13,587	13,557	6,744	5,090

Selling, General and administrative expense	(13,161)	(11,627)	(13,649)	(14,972)	(13,554)	(6,995)	(7,071)

Operating Income (loss)	1,179	141	(3,018)	(1,385)	3	(251)	(1,981)

Interest Expense, net	(1,956)	(1,644)	(654)	(1,280)	(659)	(448)	(263)

Benefit from income tax	323	604	1,489	1,045	342	280	607

Net income (loss)	$(454)	$(899)	$(2,183)	$(1,620)	$(314)	$(419)	$(1,637)

Pro forma earnings (loss) per share					$(0.03)	$(0.04)	$(0.16)

Pro forma weighted average common share outstanding					10,554	10,554	10,554

	Year Ended December 31,						Six Months Ended June 30,
Other Data	2002	2003	2004	2005	2006		2006		2007
	(unaudited)	(unaudited)					(unaudited)
Capital expenditures	$1,228	$1,981	$4,014	$2,317	$2,064		$1,400		$839

Selected Balance Sheet Data

Cash and cash equivalents	$5,372	$8,006	$668	$595	$--		31		$7,302

Working capital (deficit)	5,154	4,170	1,565	(234)	1,325		3,400		9,814

Property and equipment, net	17,370	13,431	29,437	26,474	12,850	(1)	13,791		11,330

Total assets	42,609	37,935	49,108	47,229	33,482	(1)	35,621		38,103

Due to parent company	20,162	13,683	17,126	17,416	5,690	(1)	5,563	(1)	5,871

Invested Equity (2)	11,801	14,554	17,093	16,309	13,976		14,993		20,587

(1)
On March 29, 2006, Old Point.360 sold and leased back its Media Center facility. Proceeds were used to repay debt. See Notes 4 and 5 of the notes to consolidated financial statements included elsewhere herein.

(2)	Represents Old Point.360’s invested equity in the Company.

In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Critical Accounting Policies” included elsewhere herein for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Between January 1, 2002 and June 30, 2007, Old Point.360 completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 3 to our consolidated financial statements for a discussion of the acquisitions for the annual periods ended 2004, 2005 and 2006 and the first six months of 2007, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant portions of the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of this Form 10-K/T, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

Overview

We are one of the largest providers of video and film asset management services to owners, producers and distributors of entertainment content. We provide the services necessary to edit, master, reformat and archive our clients’ film and video content, including television programming, feature films and movie trailers using electronic and physical means. Clients include major motion picture studios and independent producers.

We operate in a highly competitive environment in which customers desire a broad range of service at a reasonable price. There are many competitors offering some or all of the services provided by us. Additionally, some of our customers are large studios, which also have in-house capabilities that may influence the amount of work outsourced to companies like us. We attract and retain customers by maintaining a high service level at reasonable prices.

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and expanding our service offering. Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships. Also, growth can be achieved by acquiring similar businesses (for example, the acquisition of IVC in July 2004) that can increase revenues by adding new customers, or expanding services provided to existing customers.

Our business generally involves the immediate servicing needs of our customers. Most orders are fulfilled within several days, with occasional larger orders spanning weeks or months. At any particular time, we have little firm backlog.

We believe that our interconnected facilities provide the ability to better service customers than single-location competitors. We will look to expand both our service offering and geographical presence through acquisition of other businesses or opening additional facilities.

The following table set forth the amount and percentage relationship to revenues of certain items included within our consolidated statement of income (loss) for the six month periods ended June 30, 2006 and 2007. The commentary below is based on these financial statements (in thousands).

	Six Months Ended June 30,
	2006		2007
	Amount	Percent of Revenues	Amount	Percent of Revenues
(dollars in thousands)	(unaudited)

Revenues	$21,692	100.0	$20,850	100.00
Costs of services sold	(14,948)	(68.9)	(15,760)	(75.6)
Gross profit	6,744	31.1	5,090	24.4
Selling, general and administrative expense	(5,303)	(24.4)	(5,590)	(26.8)
Allocation of Old Point.360 corporate expenses	(1,692	(7.8)	(1,481)	(7.1)
Operating income (loss)	(251)	(1.2)	(1,981)	(9.5)
Interest expense, net	(448)	(2.0)	(263)	(1.2)
Benefit from income taxes	280	1.3	607	3.8
Net income (loss)	$(419)	(1.9)	$(1,637)	(7.0)

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 (unaudited)

Revenues. Revenues were $20.9 million for the six months ended June 30, 2007, compared to $21.7 million for the six months ended June 30, 2006 (unaudited). The addition of Eden FX in March 2007 contributed $0.6 million of revenues in the 2007 period. Excluding the effect of Eden FX, revenues declined by $1.4 million or 6.5% from the prior period due to lower ordering patterns of our major studio customers. We expect revenues to be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In 2007, gross margin was 24.4% of sales, compared to 31.1% for the same period last year. The sale/leaseback of our Media Center facility penalized gross margin by 1% of sales (i.e., lease costs increased $0.2 million in the 2007 period net of depreciation associated with the previously-owned facility). The impact of the sale/leaseback will be continuing. The remaining decrease in gross profit percentage is due to higher wages and benefits due to the addition of editors, graphic artists and others associated with Eden FX and to attract new business and general salary increases. From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $5.6 million (26.8% of sales) in the 2007 period as compared to $5.3 million (24.4% of sales) in 2006. The increase of $0.3 million was due principally to the addition of Eden FX.

Allocation of Point.360 Corporate Expenses. Corporate expense allocation in the 2007 period was $1.5 million, or 7.1% of sales, compared to $1.7 million, or 7.8% of sales in 2006.

Operating Income (Loss). Operating loss was $2.0 million in 2007 compared to a loss of $0.3 million in 2006. The operating loss associated with Eden FX was $0.5 million as Eden’s business is seasonally low as it participates largely in the television episodic market.

Interest Expense. Interest expense for 2007 was $0.3 million, a decrease of $0.1 million from 2006. The decrease was due to lower debt levels resulting from the sale/leaseback transaction and payment of revolving credit debt with the proceeds of employee stock option exercises, offset partially by higher rates on remaining variable interest debt.

Net Loss. Net loss for 2007 was $1.6 million compared to $0.4 million in 2006.

The following table sets forth the amount and percentage relationship to revenues of certain items included within Point.360’s consolidated statement of income (loss) for the years ended December 31, 2006, 2005 and 2004. The commentary below is based on these financial statements (in thousands).

	Year Ended December 31
	2004		2005		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
(dollars in thousands)

Revenues	$38,588	100.00	$43,059	100.00	$43,533	100.00
Costs of services sold	(27,956)	(72.4)	(29,472)	(68.4)	(29,976)	(68.9)
Gross profit	10,631	27.6	13,587	31.6	13,557	31.1
Selling, general and administrative expense	(9,511)	(24.6)	(11,201)	(26.0)	(10,108)	(23.2)
Allocation of Old Point.360 corporate expenses	(4,138)	(10.7)	(3,771)	(8.8)	(3,446)	(7.9)
Operating income (loss)	(3,018)	(7.8)	(1,385)	(3.2)	3	-
Interest expense, net	(654)	(1.7)	(1,280)	(3.0)	(659)	(1.5)
Benefit from income taxes	1,489	3.9	1,045	2.4	342	0.7
Net income (loss)	$(2,183)	(5.7)	$(1,620)	(3.8)	$(314)	(0.1)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues were $43.5 million for the year ended December 31, 2006, compared to $43.1 million for the year ended December 31, 2005. There were no significant trends affecting 2006 sales when compared to 2005.

Gross Profit. In 2006, gross margin was 31.1% of sales, compared to 31.6% for last year. The sale/leaseback of our Media Center facility penalized gross margin by 1% of sales (i.e., lease costs increased $0.6 million in the 2006 period net of depreciation associated with the previously-owned facility). The impact of the sale/leaseback will be continuing. The remaining increase in gross profit percentage is due to lower wages and benefits. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $10.1 million (23% of sales) in 2006 as compared to $11.2 million (26% of sales) in 2005. The reduction of $1.1 million was due principally to lower wages and benefits.

Allocation of Old Point.360 Corporate Expenses. Corporate expense allocation in 2006 was $3.4 million, or 7.9% of sales, compared to $3.8 million, or 8.8% of sales in 2005. The decline is due principally to lower Point.360 administrative personnel costs.

Operating Income (Loss) Operating income was $3,000 in 2006, compared to a loss of $1.4 million in 2005.

Interest Expense. Interest expense for 2006 was $0.7 million, a decrease of $0.6 million from 2005. The decrease was due to lower debt levels resulting from the sale/leaseback transaction offset partially by higher rates on remaining variable interest debt.

Net Loss. Net loss for 2006 was $0.3 million compared to $1.6 million in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Revenues increased $4.5 million to $43.1 million for the year ended December 31, 2005, compared to $38.6 million in 2004. A $5.8 million increase was due to the inclusion of IVC for the entire fiscal year as opposed to six months in 2004 (IVC was acquired on July 1, 2004). Without IVC sales for the first six months of 2005, twelve month 2005 sales declined $1.3 million to $37.3 million as compared to 2004. The decline was due principally to price compression.

Gross Profit. In 2005, gross profit increased by 4.0% of sales. Gross profit on sales was 31.6% in 2005 compared to 27.6% in 2004, the increase being due principally to lower wages and benefits and facility costs.

Selling, General and Administrative Expense. SG&A expense increased $1.7 million, or 18%, to $11.2 million in 2005, compared to $9.5 million in 2004 due principally to higher sales personnel costs. As a percentage of revenues, SG&A was 26.0% for 2005 and 24.6% in 2004.

Allocation of Old Point. 360 Corporate Expense. Corporate expense allocation in 2005 was $3.8 million or 8.8% of sales compared to $4.1 million or 10.7% of sales in 2004. The decline was due principally to Point.360’s 2004 write off of $1.1 million of deferred acquisition and financing and settlement costs related to the termination of a potential acquisition, a portion of which was allocated to the Company.

Operating Loss. Operating loss decreased $1.6 million to $1.4 million, compared to $3.0 million in 2004.

Interest Expense.  Interest expense for 2005 was $1.5 million compared to $0.7 million in 2004. The increase in 2005 was due principally to increasing interest rates Old Point.360’s variable rate debt and increased outstanding borrowings and a mortgage for all of 2005 due to the purchase of IVC in July 2004 and our Media Center land and building in August 2004, respectively.

Income Taxes. The effective tax rate was 39% for 2005 and 41% for 2004. The change in effective tax rate is the result of our periodic assessment of the relationship of book/tax timing differences to total expected annual pre-tax results and the elimination of goodwill expense for financial statement purposes. The effective tax rate percentage changes from period to period depending on the difference in the timing of the recognition of revenues and expenses for book and tax purposes.

Net Loss. The net loss for 2005 was $1.6 million, a decrease of $0.6 million compared to a loss of $2.2 million for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Upon the separation of the Company from Old Point.360, we had approximately $7 million of cash, no revolving credit loans outstanding and no amounts owing to Old Point.360. In August 2007, we obtained a two-year, $8 million revolving credit facility from a bank, borrowings under which will be based on our eligible accounts receivable. Based on eligible accounts receivable balances as of June 30, 2007, our available borrowings under the revolving credit facility were approximately $5 million. We also had approximately $6 million of term loans outstanding on that date.

As stated below, we are subject to certain facility lease obligations, including the lease obligation resulting from the sale and leaseback of the Media Center facility real estate described below.

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-K/T.

On December 30, 2005, we entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.38% at June 30, 2007) plus 3.15% or 8.53% and is secured by our equipment. The term loan was to be repaid in 60 equal principal payments plus interest.

In August 2007, we entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (1) prime (7.75% at August 14, 2007) minus 0% - 1.00% or (2) LIBOR plus 1.50% - 2.50% depending on the level of Point.360’s ratio of outstanding debt to fixed charges (as defined), or 6.75% or 6.75%, respectively on August 14, 2007, the effective date of the new agreement. The facility is secured by all of our assets, except for equipment securing a new term loan as described above.

In March 2006, we entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for $13,946,000 resulting in a $1.2 million after-tax gain. Additionally, we received $500,000 from the purchaser for improvements. In accordance with Statement of Financial Accounting Standards No.28. “Accounting for Sales with Leasebacks” (“SFAS 28”), the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent.

On March 30, 2007, we entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by our equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

The following table summarizes the June 30, 2007 debt obligation allocable to the Company:

Revolving credit	$-
Current portion of term loan	1,614,000
Long-term portion of term loan	4,257,000
TOTAL	$5,871,000

Monthly and annual principal and interest payments due under the term debt are approximately $161,000 and $1.9 million, respectively, assuming no change in interest rates.

Cash generated by operating activities is directly dependent upon sales levels and gross margins achieved. We generally receive payments from customers in 50-90 days after services are performed. The larger payroll component of cost of sales must be paid currently and most vendors within 30 days. Payment terms of other liabilities vary by vendor and type. Income taxes must be paid quarterly. Fluctuations in sales levels will generally affect cash flow negatively or positively in early periods of growth or contraction, respectively, because of operating cash receipt/payment timing. Other investing and financing cash flows also affect cash availability.

The bank revolving credit agreement requires us to maintain a minimum “fixed charge coverage ratio”. Our fixed charge coverage ratio compares, on a rolling twelve-month basis, EBITDA plus rent expense and non-cash charges less income tax payments, to interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. If we fail to meet minimum covenant levels, amounts outstanding under the credit agreement and, by cross default provisions, the term loan will become due and payable.

Cash on hand, our $8 million line of credit and the availability of bank or institutional credit from new sources and cash generated from operations should be sufficient to fund our operating needs and approximately $2.5 million of capital expenditures for the next twelve months.

Our acquisition of Eden FX was completed in March 2007 for $2.2 million in cash. The Eden FX purchase agreement also requires payments of $0.7 million, $0.9 million and $1.2 million in 2008, 2009 and 2010, respectively, if certain target earnings levels (as defined) are met.

The following table summarizes our contractual obligations as of June 30, 2007 due in the future (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter

Long Term Debt Obligations	$6,409	$1,763	$3,687	$959	$-
Capital Lease Obligations	9	9	-	-	-
Operating Lease Obligations	23,120	3,532	5,218	4,178	10,192
Total	$29,538	$5,304	$8,905	$5,137	$10,192

During the past twelve months, our business has generated sufficient cash to meet operating, capital expenditure and debt service needs and obligations, as well as to provide sufficient cash reserves to address contingencies. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. In our opinion, we will continue to be able to fund our needs for the foreseeable future.

We will continue to consider the acquisition of businesses complementary to our current operations. Consummation of any such acquisition or other expansion of our business may be subject to our securing additional financing, perhaps at a cost higher than our existing term loans. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, valuation of long-lived assets, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas:

Revenues. We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, adding effects, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (movie trailer, electronic press kit, etc.) The total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements. Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element.

Allowance for doubtful accounts. We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances as a charge to selling, general and administrative expenses based on estimates related to the following factors: (1) customer specific allowance; (2) amounts based upon an aging schedule and (3) an estimated amount, based on our historical experience, for issues not yet identified.

Valuation of long-lived and intangible assets. Long-lived assets, consisting primarily of property, plant and equipment and intangibles (consisting only of goodwill), comprise a significant portion of our total assets. Long-lived assets, including goodwill are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Prior to our separation from Old Point.360, Old Point.360 was treated as a single business for purposes of evaluating goodwill due to common customers, vendors, services and interconnectivity of its twelve facilities. Recorded goodwill was the result of numerous previous acquisitions being merged together under common management. As a result of our separation, Old Point.360 allocated goodwill to us and the remainder of Old Point.360 based on an independent appraisal of the value of the Company and the market value of consideration to be paid by DG for the advertising distribution business.

Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
•	Significant negative industry or economic trends;
•	Significant decline in our stock price for a sustained period; and
•	Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $21.2 million as of June 30, 2007.

In 2002, Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and, as a result, we ceased to amortize goodwill in 2002 and conducted an annual impairment review thereafter. In the 2007 test performed as of April 2007, fair value was determined using an independent appraisal, which was then compared to the carrying amount of Point.360, including goodwill. If future appraisals or future performances are affected by the factors cited above, resulting potential impairment could adversely affect the reported goodwill asset value and earnings.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of June 30, 2007 was $2.2 million. We did not record a valuation allowance against the deferred tax assets as of June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is derivative instrument. We are currently evaluating the impact of this new Standard, but believes that it will not have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently assessing the impact that the adoption of SFAS 156 will have on our results of operations and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. As a result of the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Point.360 is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We do not believe the adoption of SFAS 157 will have a material impact on Point.360’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value. Under SFAS 159 a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for years beginning after November 15, 2007. We do not believe that SFAS 159 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $5.9 million at June 30, 2007 under term loan agreements, a portion of which was subject to a variable interest rate. The weighted average interest rate paid during six months ended June 30, 2007 was 8.4%. For variable rate debt outstanding at June 30, 2007, a .25% increase in interest rates will increase annual interest expense by approximately $15,000. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	24

Financial Statements:

Consolidated Balance Sheets -
December 31, 2005 and 2006 and June 30, 2007	25

Consolidated Statements of Income (Loss) -
Fiscal Years Ended December 31, 2004, 2005 and 2006 and six months ended June 30, 2006 (unaudited) and 2007	26

Consolidated Statements of Invested Equity -
Fiscal Years Ended December 31, 2004, 2005 and 2006 and six months ended June 30, 2007	27

Consolidated Statements of Cash Flows -
Fiscal Years Ended December 31, 2004, 2005 and 2006 and six months ended June 30, 2006 (unaudited) and 2007	28

Notes to Consolidated Financial Statements	29

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	44

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Point.360
Burbank, California

We have audited the accompanying consolidated balance sheets of Point.360 (formerly New 360) and subsidiary (collectively, the “Company”) as of June 30, 2007, December 31, 2006 and 2005, and the related consolidated statements of income (loss), invested equity, and cash flows for the six months ended June 30, 2007 and for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and subsidiary as of June 30, 2007 and December 31, 2006 and 2005, and the results of their operations and their cash flows for the six months ended June 30, 2007 and each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Singer Lewak Greenbaum & Goldstein LLP (signed)
Los Angeles, California
November 9, 2007

Point.360
Consolidated Balance Sheets
(in thousands)

	Year Ended December 31,			Six Months Ended
	2005	2006		June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$595	$	---	$7,302
Accounts receivable, net of allowances for doubtful accounts of $424, $513 and $490, respectively	7,452		9,522	6,253
Inventories, net	575		539	555
Prepaid expenses and other current assets	2,358		533	868
Deferred income taxes	718		439	2,067
Total current assets	11,698		11,033	17,045

Property and equipment, net (Note 4)	26,474		12,850	11,330
Other assets, net	392		346	322
Goodwill (Note 3)	8,665		9,253	9,868
Total assets	$47,229		$33,482	$38,565

Liabilities and Invested Equity
Current liabilities:
Accounts payable	$2,369		$3,045	$2,497
Accrued wages and benefits	1,890		1,592	2,216
Accrued earn-out payments	2,000		2,000	----
Other accrued expenses	---		237	726
Income tax payable	1,231		123	----
Due to parent company	4,442		2,533	1,614
Current portion of deferred gain on sale of real estate	----		178	178

Total current liabilities	11,932		9,708	7,231

Deferred income taxes	6,014		4,278	4,216
Due to parent company, less current portion (Note 6)	12,974		3,157	4,257
Deferred gain on sale of real estate, less current portion	---		2,363	2,274

Total long-term liabilities	18,988		9,978	10,747

Total liabilities	30,920		19,506	17,978

Commitments and contingencies (Note 8)	----		----	----

Invested equity	16,309		13,976	20,587

Total liabilities and invested equity	$47,229		$33,482	$38,565

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,			Six Months Ended June 30,
	2004	2005	2006	2006	2007
				(unaudited)
Revenues	$38,588	$43,059	$43,533	$21,692	$20,850
Cost of services sold	(27,957)	(29,472)	(29,976)	(14,948)	(15,760)

Gross profit	10,631	13,587	13,557	6,744	5,090

Selling, general and administrative expense	(9,511)	(11,201)	(10,108)	(5,303)	(5,590)
Allocation of Point.360 corporate expenses (Note 1)	(4,138)	(3,771)	(3,446)	(1,692)	(1,481)

Operating income (loss)	(3,018)	(1,385)	3	(251)	(1,981)
Interest expense (net)	(654)	(1,280)	(659)	(448)	(263)

Income (loss) before income taxes	(3,672)	(2,665)	(656)	(699)	(2,244)
Benefit from income taxes	1,489	1,045	342	280	607

Net income (loss)	$(2,183)	$(1,620)	$(314)	$(419)	$(1,637)

Pro forma basic and diluted earnings (loss) per share			$(0.03)	(0.04)	$(0.16)
Pro forma weighted average number of shares			$10,554	$10,554	$10,554

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Invested Equity
(in thousands)

Balance on December 31, 2003	$14,554

Changes in investment account due to allocation of operating activities (Note 1)	4,722

Net income (loss)	(2,183)

Balance on December 31, 2004	17,093

Changes in investment account due to allocation of operating activities (Note 1)	836

Net income (loss)	(1,620)

Balance on December 31, 2005	16,309

Changes in investment account due to allocation of operating activities (Note 1)	(2,019)

Net income (loss)	(314)

Balance on December 31, 2006	13,976

Changes in investment account due to allocation of operating activities (Note 1)	8,248

Net income (loss)	(1,637)

Balance June 30, 2007	$20,587

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,				Six Months Ended June 30,
	2004	2005	2006		2006	2007
					(unaudited)
Cash flows from operating activities:
Net loss	$(2,183)	$(1,620)		$(314)	$(419)	$(1,637)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,636	5,096		4,653	2,303	2,359
Provision for (recovery of) doubtful accounts	(143)	43		89	51	(23)
Deferred income taxes	2,026	310		(1,735)	-	-
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(2,208)	(544)		(2,159)	(1,254)	3,292
(Increase) decrease in inventories	(143)	163		36	114	(16)
(Increase) decrease in prepaid expenses and other current assets	(796)	(740)		1,826	327	(1,870)
(Increase) decrease in other assets	570	153		45	(7)	44
(Decrease) increase in accounts payable	1,227	(1,024)		676	(371)	(549)
Increase (decrease) in accrued expenses	(98)	430		(27)	(1,593)	(1,033)
Increase (decrease) in income taxes pay- able/receivable, net	852	83		(1,108)	895	(186)
(Increase) decrease in deferred tax asset	286	410		279	(870)	(93)
Net cash and cash equivalents provided by (used in) operating activities	4,026	2,760		2,261	(824)	288
Cash flows from investing activities:
Capital expenditures	(4,014)	(2,317)		(2,064)	(1,400)	(839)
Proceeds from sale of equipment or real estate	40	--		13,543	14,410	56
Net cash paid for acquisitions	(1,094)	-		-	-	-
Net cash paid for acquisition of building	(2,065)	--		-	-	--
Increase in goodwill	(71)	(642)		(588)	--	(635)
Net cash and cash equivalents provided by (used in) investing activities	(7,204)	(2,959)		10,891	13,010	(1,418)
Cash flows from financing activities:
Change in revolving credit	1,751	450		(737)	(1,394)	(1,464)
(Increase) decrease in invested equity	4,722	836		(2,020)	(897)	8,248
(Repayment) proceeds from of notes payable	(10,623)	(1,096)		(10,926)	(10,443)	1,658
Repayment proceeds from of capital lease obligations	(10)	(64)		(64)	(16)	(10)
Net cash (used in) provided by financing activities	(4,160)	126		(13,747)	(12,750)	8,432
Net increase (decrease) in cash and cash equivalents	(7,338)	(73)		(595)	564	7,302
Cash and cash equivalents at beginning of year	8,006	668		595	(564)	--
Cash and cash equivalents at end of year	$668	$595	$	__ -	$ _-	$7,302

The accompanying notes are an integral part of these consolidated financial statements.

Point. 360
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION:

Point.360’s (“Point.360” or the “Company”) business represents the assets and liabilities used in managing and operating the business of Point.360’s predecessor (“Old Point.360”) other than Old Point.360’s advertising distribution business. On April 13, 2007, Old Point.360.’s Board of Directors approved a plan to contribute such assets and liabilities to the Company, and to subsequently distribute the common stock of the Company to Old Point.360 shareholders on a share-for-share basis to form an independent, publicly traded entity. On April 16, 2007, Old Point.360, the Company and DG FastChannel, Inc. (“DG FastChannel”) entered into an Agreement and Plan of Merger and Reorganization and ancillary documents (the “Agreements”) which establish the basis of the distribution. The net assets contributed to the Company by Old Point.360 are shown as Invested Equity in the Consolidated Balance Sheets. The actions contemplated by the Agreements were completed on August 14, 2007. The Company adopted a June 30 fiscal year end. See Note 10.

The accompanying Consolidated Financial Statements include the accounts and transactions of the Company , including those of Old Point.360’s only subsidiary, International Video Conversions, Inc. (“IVC”). The financial statements are presented as “consolidated” since IVC’s stock was contributed to the Company pursuant to the Agreements. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

The Company’s consolidated results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what the combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution from Old Point.360.

Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal and treasury services, have been allocated by Old Point.360 to the Company based on the ratio of the Company’s revenues to Old Point.360’s total revenues. Additionally, balance sheet amounts shown as “Due to Parent Company” and “Due to Parent Company, less current portion” have been allocated by Old Point.360 to the Company based on the ratio of the Company’s working capital and net fixed assets to total Old Point.360 working capital and net fixed assets, respectively. Management believes such allocations represent a reasonable estimate of such expenses that would have been incurred by the Company on a stand-alone basis. However, the associated balance sheet amounts and expenses recorded by the Company in the accompanying Consolidated Financial Statements may not be indicative of the actual balance or expenses that would have been recorded or incurred had the Company been operating as a separate, stand-alone public company for the periods presented. Following the separation and distribution from Old Point.360, the Company will perform administrative functions using internal resources or purchased services.

The process of segregating the post production business and the ads business required the following:

•	Separation of sales, cost of sales, facility rents, personnel and other costs specifically related to each business.

•
Allocation of costs shared by all Old Point.360 businesses such as accounting, sales and information technology, based on either specific criteria or an allocation based on sales, asset levels or another appropriate means. For example, interest expense related to Old Point.360 term and revolving credit loans was allocated based on property and equipment and accounts receivable balances of the post production and ads businesses, respectively. Accounting (billing, credit and collection, etc.) was allocated based on sales.

•	Assets and liabilities related to each business were identified and assigned to post or ads businesses.

•	Virtually all of the ads business was performed in five isolated facilities.

Invested equity at December 31, 2004, 2005 and 2006 and June 30, 2007 reflects the application of estimating techniques described above on those dates. Changes in invested equity from year to year are due to the income or loss of the Company and the net effect of the changes in balance sheet accounts determined by such estimating techniques.

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

Business Description

The Company provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios, advertising agencies and corporations.

The Company operates in a single business segment from seven locations. Each location is electronically tied to the others and serves the same customer base. Depending on the location size, the production equipment consists of tape duplication, feature movie and commercial ad editing, encoding, standards conversion, and other machinery. Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements. While all locations are not exactly the same, an order received at one location may be fulfilled at one or more “sister” facilities to use resources in the most efficient manner.

Typically, a feature film or television show will be submitted to a facility by a motion picture studio, independent producer, advertising agency, or corporation for processing and distribution. A common sales force markets the Company’s capability for all facilities. Once an order is received, the local customer service representative determines the most cost-effective way to perform the services considering geographical logistics and facility capabilities.

The Company does not have the systems to adequately segregate revenues for each product and service as orders can be for multiple services performed at several facilities. Providing information contemplated by paragraph 37 of FAS 131 is impracticable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents represent highly liquid short-term investments with original maturities of less than three months.

Revenues and Receivables

The Company records revenues when the services have been completed. Although sales and receivables are concentrated in the entertainment industry, credit risk due to financial insolvency is limited because of the financial stability of the customer base (i.e., large studios).

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. Our five largest studio customers represented 57%; 72% and 55% of accounts receivable at December 31, 2005, December 31, 2006 and June 30, 2007, respectively. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 28%, 52%, 58% and 56% of net sales for the years ended December 31, 2004, 2005 and 2006 and the six months ended June 30, 2007, respectively. Twentieth Century Fox (and affiliates) was the only customer, which accounted for more than 10% of net sales in any of these periods, or 26%, 33% and 34%, in 2005, 2006 and the six months ended June 30, 2007, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, and are stated at the lower of cost or market. Cost is determined using the average cost method.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term.

Goodwill

Prior to the January 1, 2002 implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized on a straight-line basis over 5 - 20 years. Since that date, goodwill has been subject to periodic impairment tests in accordance with SFAS 142.

The Company identifies and records impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that such assets might be impaired. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the operating model or strategy and competitive forces.

The Company evaluates its goodwill on an annual basis and when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the independent appraisal or other indicator of value of the asset or the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. In 2007, fair value was determined using an independent appraisal, which was then compared to the carrying amount of the Company including goodwill. To date, no such impairment has been recorded.

Amounts shown as Goodwill in the accompanying balance sheets represent the amounts of Old Point.360’s goodwill allocable to the Company (see Note 3 for the allocation method). Certain disclosures in the footnotes include a discussion of Old Point.360’s goodwill (as opposed to only that allocable to the Company) to provide an explanation of the total goodwill to be allocated.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities. A valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized.

Advertising Costs

Advertising costs are not significant to the Company’s operations and are expensed as incurred.

Fair Value of Financial Instruments

To meet the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

Pro Forma Earnings (Loss) Per Share

Old Point.360 has historically followed SFAS No. 128, “Earnings per Share” (“SFAS 128”), and related interpretations for reporting Earnings per Share. SFAS 128 requires dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if a company had a stock option plan and stock options were exercised using the treasury stock method. While the Company will be subject to FAS 128, pro forma earnings per share in the accompanying Consolidated Statements of Income (Loss) have been calculated based on the actual number of the Company’s shares outstanding upon separation.

Supplemental Cash Flow Information

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended December 31,			Six Months Ended June 30,
	2004	2005	2006	2006	2007
				(unaudited)	(unaudited)
Cash payments for income taxes (net of refunds)	$-	$-	$-	$42	$129
Cash payments for interest	568	1,121	605	326	197

Non-cash investing and financing activities:
Accrual for earn-out payments	1,000	2,000	2,000	-	-
Detail of acquisitions:
Goodwill (1)	242	2,186	2,000	-	2,091

(1)
Includes additional purchase price payments made or accrued to former owners in periods subsequent to various acquisitions of $1,000,000, $2,000,000 and $2,000,000 in 2004, 2005 and 2006, respectively.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is derivative instrument. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operation and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. As a result of the Company’s investigation, the Company did not recognize any increase in the liability for unrecognized tax benefit and did not record a cumulative effect adjustment related to the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value. Under SFAS 159 a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for years beginning after November 15, 2007. We do not believe that SFAS 159 will have a material impact on our financial position, results of operations or cash flows

3. ACQUISITIONS

During 1997 to 2007, Old Point.360 acquired eleven businesses. These acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent portion of the purchase prices, to the extent earned was recorded as an increase to goodwill. As of June 30, 2007, additional purchase price earn-out payments are as described below. The consolidated financial statements of the Company reflect the operations of the acquired post production companies since their respective acquisition dates.

Old Point.360’s goodwill and other intangibles, net, as of December 31, 2005 and 2006 and June 30, 2007 consist of the following:

	December 31,		June 30,
	2005	2006	2007
			(unaudited)
Goodwill	$35,050,000	$37,050,000	$39,140,000
Covenant not to compete	1,000,000	1,000,000	1,020,000
	36,050,000	38,050,000	40,160,000
Less accumulated amortization	(6,576,000)	(6,576,000)	(6,576,000)
	$29,474,000	$31,474,000	$33,584,000

Old Point.360 ceased amortizing goodwill on January 1, 2002 with the adoption of SFAS 142. The covenant not to compete was fully amortized in 2003.

Old Point.360 operated in a single business segment due to the combination of facility assets, sales forces and management subsequent to the acquisitions, and the integration of branding and communications efforts. The goodwill acquired, therefore, is common to all Old Point.360 facilities. As of December 31, 2005 and 2006 and June 30, 2007, the goodwill assignable to the Company was $8,665,000, $9,253,000 and $9,868,000, respectively, determined by comparing the value of the Company determined by an independent appraiser to the value of the advertising distribution business of Old Point.360 as evidenced by the market value of consideration to be paid by DG FastChannel for the advertising distribution business.

In order to expand relationships with our studio customers and gain new customers, on July 1, 2004, Old Point.360 acquired all of the outstanding stock of IVC for $7 million in cash. The purchase agreement required possible additional payments of $1 million, $2 million and $2 million in 2005, 2006 and 2007, respectively, if earnings before interest, taxes, depreciation and amortization during the 30 months after the acquisition reached certain predetermined levels (the second two increments of $2 million each were earned and are reflected as accrued liabilities on the balance sheets as of December 31, 2005 and 2006, respectively). As part of the transaction, Old Point.360 entered into employment and/or non competition agreements with four senior officers of IVC which fixed responsibilities, salaries and other benefits and set forth limitations on the individuals’ ability to compete with Old Point.360 for the term of the earn-out period (30 months). IVC is a high definition and standard definition digital mastering and data conversion entity serving the motion picture/television production industry. To pay for the acquisition, Old Point.360 used $2.3 million of cash on hand and borrowed $4.7 million under the term loan portion of Old Point.360’s bank facility.

The total purchase consideration ($12 million paid as of June 30, 2007) has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Cash and cash equivalents	$1,205,000
Inventories	120,000
Other current assets	1,000
Accounts receivable	2,036,000
Goodwill	5,242,000
Property, plant and equipment	6,009,000
Total assets acquired	$14,613,000

Accounts payable	(442,000)
Accrued	(417,000)
Income tax payable	(72,000)

Deferred tax liabilities	(1,682,000)

Current and other liabilities assumed	(2,613,000)

Net assets acquired over liabilities, and purchase price	$12,000,000

As stated above, the Company’s portion of Old Point.360’s goodwill was based on an allocation formula.

The following table presents unaudited pro forma results of the combined operations for the year ended December 31, 2004, as if the IVC acquisition had occurred as of the beginning of 2004 rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

2004
Revenue	$44,276,000
Operating income (loss)	(2,554,000)
Net income (loss)	(1,974,000)

In 2005, Old Point.360 issued 105,000 shares in connection with a purchase of assets. The shares were recorded at fair value on the issue date. In connection with the transition, $186,000 was recorded as goodwill

On March 7, 2007, Old Point.360 acquired substantially all of the assets and business of Eden FX, Inc. (“Eden”) for $2.2 million cash. The purchase agreement requires possible additional payments of $0.7 million, $0.9 million and $1.2 million in 2008, 2009 and 2010, respectively, if earnings before interest, taxes, depreciation and amortization during the three years after the acquisition reach certain predetermined levels. As part of the transaction, Old Point.360 entered into employment and non competition agreements with three senior officers of Eden which fix responsibilities, salaries and other benefits and set forth limitations on the individual’s ability to compete with the Company for the term of the earn-out period (three years). Eden is a producer computer generated visual effects for feature films, television program and commercial advertising content.

The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

2007
Goodwill	$2,071,000
Property, plant and equipment	107,000
Intangible assets	20,000
Total assets acquired	2,198,000
Liabilities assumed	(39,000)
Net assets acquired over liabilities, and purchase price	$2,159,000

The operating results of Eden FX for the period from the March 7, 2007 acquisition date to June 30, 2007 were as follows:

Revenues	$615,000
Cost of services	(817,000)

Gross margin (deficit)	(202,000)
Selling, general and Administrative expense	(308,000)
Operating loss	$(510,000)

During 2005, the amount of Point.360’s goodwill, net, increased from $27,288,000 to $29,474,000 due to the $2,000,000 earn-out payment accrued for the IVC acquisition and $186,000 of excess of fair value of stock issued over the fair value of purchased assets, as noted above. During 2006, the amount of goodwill, net, increased from $29,474,000 to $31,474,000 due to the $2,000,000 earn-out payment accrued for the IVC acquisition. During the six months ended June 30, 2007, the amount of goodwill, net, increased from $31,474,000 to $33,568,000 due to the acquisition of Eden. As described above, a portion of Old Point.360’s goodwill, including goodwill from the IVC transaction has been allocated to the Company.

4. PROPERTY AND EQUIPMENT:

In November 2003, Old Point.360 leased a new 64,600 square foot building in Los Angeles, California (which building is used by the Company) for the purpose of consolidating four vault locations then occupying approximately 71,000 square feet. This and the subsequent transactions related to the building have been treated as Point.360 transactions in the accompanying financial statements. Therefore the Company is treated as the owner.

As part of the transaction, Old Point.360 paid $600,000 for an option to purchase the facility for $8,571,500. Additionally, the landlord, General Electric Capital Business Asset Funding Corporation (“General Electric”), committed to finance approximately $6,500,000 of the purchase price at a fixed interest rate of 7.75% over 15 years. Old Point.360 was not obligated to purchase the building or, if the option was exercised, borrow any portion of the purchase price from General Electric. The cost of the option was included in other assets on the balance sheet as of December 31, 2003, to be capitalized as a cost of the building or written off when the Company exercised the purchase option or did not exercise the option, respectively.

Pursuant to the lease, General Electric also advanced Old Point.360 $800,000 to pay for improvements to the building. As of December 31, 2003, the $800,000 was reflected as an obligation to purchase property and equipment with an offsetting liability on the balance sheet. In 2004, Old Point.360 reduced the right and the obligation to purchase property and equipment by $800,000 expended for improvements to the building. In August 2004, Point.360 purchased the facility for $8.6 million ($2.2 in cash and a $6.4 million mortgage).

In March 2006, Old Point.360 entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. Additionally, Old Point.360 received $0.5 million from the purchaser for improvements. In accordance with SFAS No. 28, “Accounting for Sales with Leasebacks,” the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000, increasing annually thereafter based on the consumer price index change from year to year.

The following table presents the Company’s unaudited pro forma results the year ended December 31, 2005, as if the sale and leaseback transaction had occurred as of the beginning of the year. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future (in thousands):

	As Reported	Adjustments	Pro Forma
Revenue	$43,059		$43,059
Cost of services	(29,472)	(837) (1)	(30,309)
Gross profit	13,587		12,750
Selling, general and administrative expense	(14,972)		(14,972)
Operating income	(1,385)		(2,222)
Interest income (expense)	(1,280)	881 (2)	(399)
Income (loss) before income taxes	(2,665)		(2,621)
Benefit from income taxes	1,045	(17) (3)	1,028
Net income (loss)	$(1,620)		$(1,593)

(1)	First year rent expense net of amortization of the deferred gain on the sale, partially offset by the elimination of depreciation expense associated with the building.
(2)	Pro forma interest saved on the amount of mortgage, term and revolving credit debt paid off with net sales proceeds.
(3)	Tax effect at 40%.

The following table presents an unaudited pro forma summary balance sheet as of December 31, 2005 as if the sale and leaseback had occurred on that date (in thousands):

	As Reported	Adjustments	Pro Forma
Current assets	$11,698		$11,698
Property and equipment, net	26,474	(11,261) (1)	15,213
Goodwill and other assets	9,057		9,057
Total assets	$47,229		$35,968

Accounts payable and accrued expenses	$6,259		$6,259
Deferred income taxes	1,231	879 (2)	2,110
Due to parent company	4,442	(4,442) (4)	--
Current liabilities	11,932		8,369

Deferred gain on sale	-	1,318 (3)	1,318
Deferred income taxes and other	6,014	500 (5)	6,514
Due to parent company, net if current portion	12,974	(9,516) (4)	3,458
Invested equity	16,309		16,309
Total liabilities and invested equity	$47,229		$35,968

(1)	Net book value of assets sold.
(2)	Tax on gain on sale at 40%.
(3)	Deferred gain on sale to be amortized over life of lease.
(4)	Pay-down of debt with net proceeds.
(5)	Non-refundable advance from purchaser for improvements.

Property and equipment consist of the following:

	December 31,		June 30,
	2005	2006	2007

Land	$4,500,000	$-	$-
Building	6,230,000	16,000	19,000
Machinery and equipment	31,338,000	32,426,000	32,855,000
Leasehold improvements	6,495,000	6,736,000	6,847,000
Computer equipment	4,207,000	4,717,000	5,189,000
Equipment under capital lease	285,000	290,000	285,000
Office equipment. CIP	437,000	413,000	416,000
Less accumulated depreciation and amortization	(27,018,000)	(31,748,000)	(34,281,000)
Property and equipment, net	$26,474,000	$12,850,000	$11,330,000

Depreciation is expensed over the estimated lives of machinery and equipment (7 years), computer equipment (5 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $ 4,636,000, $ 5,096,000, $ 4,653,000 and $2,359,000 for the years ended December 31, 2004, 2005 and 2006 and the six months ended June 30, 2007, respectively. Accumulated amortization on capital leases amounted to $ 211,000 and $ 254,000 and $264,000 as of December 31, 2005 and 2006 and June 30, 2007, respectively.

5. 401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Contributions to the plan related to employees of the Company were $60,000, $92,000, $84,000 and $53,000 in 2004, 2005, 2006, and 2007 respectively.

6. LONG TERM DEBT AND NOTES PAYABLE:

On December 30, 2005, Old Point.360 entered into a $10 million term loan agreement. The term loan provides for interest at LIBOR (5.38% as of June 30, 2007) plus 3.15% and is secured by Old Point.360’s equipment. In March 2006, Old Point.360 prepaid $4 million of the principal with proceeds of a sale/leaseback transaction. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay the previously existing term loan.

In March 2006, Point.360 entered into a revolving credit agreement, which provided up to $10 million of revolving credit. The two-year agreement provided for interest of LIBOR (5.38% as of June 30, 2007) plus 1.85% for the first six months of the agreement, and thereafter at either (i) prime minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of Old Point.360’s ratio of outstanding debt to fixed charges (as defined). The facility was secured by all of Old Point.360’s assets, except for equipment securing the new term loan as described in Note 6. The revolving credit agreement required Old Point.360 to comply with various financial and business covenants. As of December 31, 2006 and June 30, 2007, Point.360 was in compliance with revolving and term loan agreement covenants.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

In August 2007 the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (1) prime (7.75% at August 14, 2007) minus 0%-1.00% or (2) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 6.75% or 6.75%, respectively, on August 14, 2007, the effective date of the new agreement. The facility is secured by all of the Company’s assets, except for equipment securing new term loans as described above.

The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Annual maturities for debt under bank term note obligations as of June 30, 2007, are as follows:

2008	$1,772,000
2009	1,815,000
2010	1,873,000
2011	959,000
$6,409,000

In the accompanying Consolidated Balance Sheets, the current and long-term “Due to Parent Company” amounts reflect the portion of Old Point.360’s revolving credit and term loan debt assigned to the Company based on the proportion of the Company’s net working capital and property and equipment, net, to Old Point.360’s total net working capital and property and equipment, net, respectively.

Debt obligations allocable to the Company are included as amounts “Due to Parent Company” in the accompanying balance sheet as follows:

	December 31,		June 30,
	2005	2006	2007
Line of credit debt	$2,201,000	$1,464,000	$--
Current portion of term loan	2,241,000	1,069,000	1,614,000
Total current liability	4,442,000	2,533,000	1,614,000
Long-term debt	12,974,000	3,157,000	4,257,000
Total	$17,416,000	$5,690,000	$5,871.000

The differences in the amounts in the preceding table are shown as negative cash flows from financing activities in the Consolidated Statements of Cash Flows.

7. INCOME TAXES:

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the three years ended December 31, 2006 and the six months ended June 30, 2007 consists of the following (in thousands):

	Year Ended December 31,			Six Months Ended June 30,
	2004	2005	2006	2006	2007
				(unaudited)
Current tax (benefit) expense:
Federal	$(1,224)	$(1,467)	$954	$1,142		$(452)
State	(271)	(310)	157	258		-

Total current	(1, 495)	(1,777)	1,111	1,400		(452)

Deferred tax (benefit) expense:
Federal	25	616	(1,283)	(1,364)		(132)
State	(19)	116	(170)	(315)		(23)
Total deferred	6	732	(1,453)	(1,655)		(155)

Total provision for (benefit from) for income taxes	$(1,489)	$(1,045)	$(342)	$(280)	$	(607)

The composition of the deferred tax assets (liabilities) at December 31, 2005 and December 31, 2006 and June 30, 2007
are listed below:

	December 31,		June 30,
	2005	2006	2007

Accrued liabilities	$345,000	$197,000	$273,000
Allowance for doubtful accounts	181,000	220,000	209,000
Other	192,000	22,000	49,000
Total current deferred tax assets	718,000	439,000	531, 000

Property and equipment	(3,869,000)	(2,350,000)	(1,814,000)

Goodwill and other intangibles	(2,649,000)	(3,799,000)	(4,132,000)
State net operating loss carry forward	-	-	406,000
Other	498,000	1,870,000	1,758,000
Valuation allowance	-	-	(434,000)
Total non-current deferred tax liabilities	(6,014,000)	(4,279,000)	(4,216,000)

Net deferred tax liability	$(5,296,000)	$(3,840,000)	$(3,685,000)

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended December 31,			Six Months Ended June 30,
	2004	2005	2006	2006	2007
				(unaudited)

Federal tax computed at statutory rate	34%	34%	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	6%	6%	6%	6%	6%
Valuation allowance	-	-	-	-	(12%)
Other (meals and entertainment)	1%	1%	(6%)	(3%)	(1%)

	41%	41%	34%	37%	27%
8. COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases the Company’s office and production facilities in California under various operating leases, which leases will be assumed by the Company upon separation from Old Point.360. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2007 are as follows for the indicated fiscal years ended June 30:

2008	$3,532,000
2009	2,996,000
2010	2,222,000
2011	2,258,000
2012	1,920,000
Thereafter	10,192,000

Total rental expense was approximately $2,995,000, $2,470,000, $3,176,000 and $1,842,000 for the three years ended December 31, 2004, 2005 and 2006 and six months ended June 30, 2007 respectively.

Severance Agreements

On September 30, 2003 Old Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2008, and are renewed automatically on an annual basis after that unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision. The Company assumed these severance agreements.

Contingencies

From time to time the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

9. STOCK OPTION PLAN:

In 2007, the Board of Directors approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, appreciation rights and restricted stock awards. There were no options outstanding under the 2007 Plan as of June 30, 2007.

Under the 2007 Plan, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company’s common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Board, except that no option can be exercised later than ten years from the grant date. The stock options generally vest over one to five years.

The Company has adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of the award that is ultimately expected to vest to be recognized as expense over the requisite service periods in our Consolidated Statements of Income (Loss).

10. SUPPLEMENTAL DATA (unaudited):

The following tables set forth quarterly supplementary data for each of the years in the two-year and six-month period ended June 30, 2007 (in thousands except per share data).

	2005
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$10,750	$10,748	$10,441	$11,119	$43,059
Gross profit	$2,906	$3,220	$3,345	$4,115	$13,587
Net income (loss)	$(712)	$(532)	$(405)	$29	$(1,620)

	2006
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$10,693	$11,442	$10,626	$10,772	$43,533
Gross profit	$3,311	$3,430	$3,080	$3,736	$13,557
Net income (loss)	$(144)	$12	$(99)	$(83)	$(314)

	2007
	Quarter Ended		Six months ended June 30, 2007
	March 31	June 30

Revenues	$10,307	$10,543	$20,850
Gross profit	$2,800	$2,290	$5,090
Net income (loss)	$(456)	$(1,181)	$(1,637)

11. SUBSEQUENT EVENT:

On April 16, 2007, Old Point.360, the Company, a newly formed California corporation and wholly owned subsidiary of Old Point.360 and DG FastChannel, Inc. (“DG FastChannel”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), as amended by an instrument executed by the parties as of June 19, 2007.

Under the terms of the Merger Agreement, DG FastChannel agreed to make an exchange offer (the “Exchange Offer”) for all outstanding shares of Old Point.360 common stock, no par value per share, including the associated preferred stock purchase rights (collectively, the “Old Point.360 Shares”), in which Exchange Offer each Old Point.360 Share tendered and accepted by DG FastChannel will be exchanged for a number of shares of common stock, par value $0.001 per share, of DG FastChannel (the “DG Common Stock”) equal to the quotient obtained by dividing (x) 2,000,000 by (y) the number of Old Point.360 Shares (excluding Old Point.360 Shares owned by DG or Point.360) issued and outstanding immediately prior to the completion of the Exchange Offer (such amount of shares of DG Common Stock paid per Old Point.360 Share pursuant to the Exchange Offer is referred to herein as the “Exchange Offer Consideration”).

In addition, on April 16, 2007, Old Point.360, DG FastChannel, and the Company entered into a Contribution Agreement (the “Contribution Agreement”), as amended by an instrument executed by the parties as of June 19, 2007. Pursuant to the Contribution Agreement, prior to the completion of the Exchange Offer, Old Point.360 contributed (the “Contribution”) to the Company all of the assets owned, licensed, or leased by Old Point.360 that were not used exclusively in connection with the business of Old Point.360 representing advertising agencies, advertisers, brands, and other media companies which require services for short-form media content (the “ADS Business”), and the Company assumed certain liabilities of Old Point.360. Immediately following the Contribution but prior to the completion of the Exchange Offer, Old Point.360 distributed (the “Spin-Off”) to its shareholders on a pro rata basis all of the capital stock then outstanding of the Company.

On July 13, 2007, the Company filed a Registration Statement on Form S-1 (the “Form S-1”) with the Securities and Exchange Commission for the purpose of registering the Spin-Off under the Securities Act of 1933, as amended. Among other things, the Form S-1 contained: (1) a detailed description of the Contribution and the Spin-Off; (2) a description of Old Point.360’s post-production business that was to be transferred to the Company pursuant to the Contribution; (3) risk factors relating to the Company business, the Contribution and Spin-Off and the Company’s common stock; (4) a valuation of the Company by Old Point.360’s financial advisor; (5) management’s discussion and analysis of the Company’s financial condition and results of operations for each of the three years in the period ended December 31, 2006; (6) unaudited pro forma financial statements of the Company as of December 31, 2006, and for the year then ended, giving effect to the Contribution and Spin-Off; (7) audited financial statements for New 360 as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006; and (8) a description of New 360’s proposed management and executive compensation policies. The contribution and Spin-off were completed on August 14, 2007.

The Company’s common stock was approved for listing on the Nasdaq Global Market. As a result of the Contribution and the Spin-Off, at the completion of the Exchange Offer, the assets and liabilities of Old Point.360 consisted only of those assets and liabilities exclusively related to the ADS Business.

Following the completion of the Exchange Offer, DG FastChannel effected the merger of Old Point.360 with and into DG FastChannel (the “Merger”), with DG FastChannel continuing as the surviving corporation. Upon the completion of the Merger, each Old Point.360 Share not purchased in the Exchange Offer was converted into the right to receive the Exchange Offer Consideration, without interest. DG FastChannel also paid to the Company as part of the merger consideration cash of (i) $7 million in lieu of prepayment of the Company’s outstanding debt, (ii) $0.3 million for reimbursement of merger expenses and (iii) a $0.4 million prepayment for working capital of the ADS Business. The Company expects to receive approximately $1.9 million additional cash from DG FastChannel pursuant to the Working Capital Reconciliation Agreement among Old Point.360, DG FastChannel and the Company.

The following table sets forth the Company’s cash and cash equivalents and shareholders’ equity as of June 30, 2007 on an historical basis and on a pro forma basis after giving effect to the following separation transactions:

•
the formation of the Company and the contribution by Old Point.360 to the Company of all the assets and liabilities of Old Point.360 (including Old Point.360’s post-production business) other than assets and liabilities relating to the ADS Business;

•	the distribution of Company common stock to Old Point.360 shareholders by Old Point.360;

•	the payment by DG FastChannel of $7 million to the Company; and

•
the payment of the estimated amount of $2.3 million to the Company by DG FastChannel to compensate the Company for working capital transferred by Old Point.360 to DG FastChannel in the merger of Old Point.360 into DG FastChannel.

	June 30, 2007
(in thousands)	Historical	Separation Adjustments		Separation Pro Forma
Cash and cash equivalents	$7,302	$2,300	(a)		$16,602
		7,000	(b)

Invested equity	$20,587	$(20,587)	(c)	$	----

Common stock	---	20,587	(c)		$20,587

Additional paid-in capital	---	7,000	(b)		9,300

		2,300	(a)

Total invested/shareholder’s equity	$20,587	$9,300			$29,887

_____________

(a)	Represents the receipt of the estimated amount of $2.3 million from DG FastChannel in payment for Old Point.360’s working capital (other than the Company’s working capital).
(b)	Represents the payment of $7 million to the Company as provided in the Merger Agreement.
(c)
Represents the reclassification of invested equity to common stock upon the contribution of Old Point.360’s post-production net assets to the Company and the distribution of the Company’s common stock to Old Point.360’s shareholders.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Point.360
Burbank, California

Our audits of the consolidated financial statements referred to in our report dated May 14, 2007 and November 9, 2007, also included the financial statement schedule of Point.360 (formerly New 360) below. This schedule is the responsibility of Point.360’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Singer Lewak Greenbaum & Goldstein LLP (signed)
Los Angeles, California
November 9, 2007

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended December 31, 2004	$524,000	$60,000	$(153,000)	$(50,000)	$381,000

Year ended December 31, 2005	$381,000	$67,000	$--	$(24,000)	$424,000

Year ended December 31, 2006	$424,000	$159,000	$--	$(70,000)	$513,000
Six months ended June 30, 2007	$513,000	$46,000	$--	$(69,000)	$490,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The Company was incorporated as a subsidiary of Old Point.360 in April 2007 and became subject to the Securities and Exchange Commission’s financial reporting requirements on August 14, 2007 effective with Old Point.360’s distribution of Point.360 stock to its shareholders. In its registration statement on Form S-1 filed with the SEC on July 26, 2007, the Company’s financial statements were carved out of Old Point.360 based on Old Point.360’s fiscal years ended December 31, 2004, 2005 and 2006. On August 14, 2007, the Company began operating as an independent public entity with the fiscal year ending on June 30.

The consolidated statements of income (loss) and cash flows in this Form 10-K/T include the years ended December 31, 2004, 2005 and 2006 and the six months ended June 30, 2007. The Company will begin reporting on Form 10-Q beginning with the first fiscal quarter of fiscal year ending June 30, 2008 (the quarter ended September 30, 2007). The information required to be set forth in Items 11, 12, 13 and 14 will be filed within 120 days after June 30, 2008.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On July 3, 2003 and May 30, 2007, Old Point.360 and the Company adopted a Code of Ethics (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees. Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and shareholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code. The text of the Code has been posted on the Company’s website (www.point360.com). A copy of the Code can be obtained free-of-charge upon written request to:

Corporate Secretary
Point.360
2777 North Ontario Street
Burbank, CA 91504

If the Company makes any amendment to, or grant any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Form 10-K/T/A to be filed by December 11, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Form 10-K/T/A to be filed by December 11, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Form 10-K/T/A to be filed by December 11, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Form 10-K/T/A to be filed by December 11, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Form 10-K/T/A to be filed by December 11, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report:

(1, 2) Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets - December 31, 2005, 2006 and June 30, 2007
Consolidated Statements of Income (Loss) - Fiscal Years Ended December 31, 2004, 2005 and 2006 and the Six Months Ended June 30, 2006 (unaudited) and 2007
Consolidated Statements of Shareholders’ Equity - Fiscal Years Ended December 31, 2004, 2005 and 2006 and the Six Months Ended June 30, 2007
Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2004, 2005, 2006 and the Six Months Ended June 30, 2006 (unaudited) and 2007
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

(3) Exhibits:

Exhibit No.	Exhibit Description*
2.1
Agreement and Plan of Merger and Reorganization, dated as of April 16, 2007, among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

2.2
Contribution Agreement, dated as of April 16, 2007, among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

2.3
First Amendment to Agreement and Plan of Merger and Reorganization, dated as of June 22, 2007, among the Registrant, Old Point.360, and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

2.4
First Amendment to Contribution Agreement, dated as of June 22, 2007, among the Registrant, Old Point.360, and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

3.1	Articles of Incorporation of the Registrant

Exhibit No.	Exhibit Description*
3.2	Certificate of Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 22, 2007.
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)
4.1
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-144547, filed by the Registrant on July 13, 2007)

4.2
Form of Rights Agreement between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.3
Form of Certificate of Determination of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.4	Form of Right Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)
10.1
Form of Noncompetition Agreement between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.2
Form of Post Production Services Agreement between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.3
Form of Working Capital Reconciliation Agreement among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.4
Form of Indemnification and Tax Matters Agreement between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.5
Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Haig S. Bagerdjian (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.6
Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Alan R. Steel (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.7	2007 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

Exhibit No.	Exhibit Description*
10.8
Building Lease (1133 Hollywood Way, Burbank Facility), dated June 11, 1998 (assumed by the Registrant), between Old Point.360 and Hollywood Way Office Ventures LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.9
Standard Industrial / Commercial Single - Tenant Lease - Net (712 N. Seward St., Los Angeles facility), dated January 24, 1997 (assumed by the Registrant), between Old Point.360 and Richard Hourizadeh, as amended in July 2002 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.10
Standard Industrial / Commercial Multi-Tenant Lease-Net (West Los Angeles facility), dated March 17, 2004 (assumed by the Registrant), between Old Point.360 and Martin Shephard, as co-Trustee of the Shephard Family Trust of 1988 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.11
Standard Industrial Lease - Net (Highland facility), dated April 3, 1989 (assumed by the Registrant), between Old Point.360 and Leon Vahn FBO for Leon Vahn Living Trust, as amended (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.12
Standard Industrial / Commercial Multi-Tenant Lease -Net (IVC facility), dated March 1, 2002 (assumed by the Registrant), between Old Point.360 and 2777 LLC, as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.13
Lease Agreement (Media Center) dated March 29, 2006 (assumed by the Registrant), between Old Point.360 and LEAFS Properties, LP (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.14
Asset Purchase Agreement, dated as of March 7, 2007 (assumed by the Registrant), among Old Point.360, Eden FX, Mark Miller, and John Gross (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.15	Standard Loan Agreement dated August 7, 2007 between the Registrant and Bank of America N.A.
10.16	Promissory Note dated December 30, 2005 (assumed by the Registrant), between General Electric Capital Corporation and Old Point.360
10.17	Promissory Note dated March 30, 2007 (assumed by the Registrant), between General Electric Capital Corporation and Old Point.360
10.18	Transfer and Assumption Agreement dated August 8, 2007 between the Registrant and Old Point.360
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP

Exhibit No.	Exhibit Description*
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Prior to August 21, 2007, Point.360 was named New 360. On August 21, 2007, New 360 changed its name to Point.360. In this Exhibit Index, Point.360 (including New 360 for the period prior to August 21, 2007) is referred to as the “Registrant.”

References in this Exhibit Index to “Old Point.360” are intended to refer to the Registrant’s former parent corporation, named Point.360, which was merged into DG FastChannel, Inc. on August 14, 2007, with DG FastChannel, Inc. continuing in existence as the surviving corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2007
Point.360
By:	/s/ Haig S. Bagerdjian Haig S. Bagerdjian Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian Haig S. Bagerdjian	Chairman of the Board of Directors, President and Chief Executive Officer	November 9, 2007

/s/ Alan R. Steel Alan R. Steel	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Accounting and Financial Officer)	November 9, 2007

/s/ Robert A. Baker Robert A. Baker	Director	November 9, 2007

/s/ Greggory J. Hutchins Greggory J. Hutchins	Director	November 9, 2007

/s/ Sam P. Bell Sam P. Bell	Director	November 9, 2007

/s/ G. Samuel Oki G. Samuel Oki	Director	November 9, 2007