Form 10-Q
period 2007-09-30
Point.360
filed 2007-11-16
CIK 1398797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from   to_______

Commission file number 001-33468

Point.360
(Exact Name of Registrant as Specified in Its Charter)

California (State of or other jurisdiction of incorporation or organization)	01-0893376 (I.R.S. Employer Identification No.)

2777 North Ontario Street, Burbank, CA (Address of principal executive offices)	91504 (Zip Code)

(818) 565-1400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated Filer  ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of September 30, 2007, there were 10,553,410 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2007	2007
Current assets:
Cash and cash equivalents	$7,302,000	$10,962,000
Accounts receivable, net of allowances for doubtful accounts of $490,000 and $497,000,
respectively	6,253,000	7,123,000
Inventories, net	555,000	567,000
Prepaid expenses and other current assets	868,000	2,279,000
Prepaid income taxes	1,535,000	1,754,000
Deferred income taxes	531,000	947,000
Total current assets	17,045,000	23,632,000

Property and equipment, net	11,130,000	10,567,000
Other assets, net	322,000	359,000
Goodwill	9,868,000	9,868,000
Total assets	$38,565,000	$44,426,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,497,000	$2,005,000
Accrued wages and benefits	2,216,000	1,413,000
Other accrued expenses	726,000	1,591,000
Income tax payable	—	—
Due to parent company	1,614,000	—
Current portion of borrowings under notes payable	—	1,771,000
Current portion of capital lease obligations	—	4,000
Current portion of deferred gain on sale of real estate	178,000	178,000
Total current liabilities	7,231,000	6,962,000

Deferred income taxes	4,216,000	4,632,000
Notes payable, less current portion	—	4,202,000
Due to parent company, less current portion	4,257,000	—
Deferred gain on sale of real estate, less current portion	2,274,000	2,223,000
Total long-term liabilities	10,747,000	11,057,000

Total liabilities	17,978,000	18,019,000

Commitments and contingencies	—	—

Shareholders’ equity
Parent company’s invested equity	20,587,000	—
Preferred stock - no par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock - no par value; 50,000,000 shares authorized; 10,553,410
shares issued and outstanding on each date	—	17,632,000
Additional paid-in capital	—	9,245,000
Retained earnings (deficit)	—	(470,000)
Total shareholders’ equity	20,587,000	26,407,000

Total liabilities and shareholders’ equity	$38,565,000	$44,426,000

The accompanying notes are an integral part of these consolidated financial statements.

POINT.360

PRO FORMA CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2006	2007
		July 1- August 13	August 14-September 30	Total
Revenues	$10,409,000	$4,453,000	$5,908,000	$10,361,000
Cost of services	(7,328,000)	(3,621,000)	(4,370,000)	(7,991,000)

Gross profit	3,081,000	832,000	1,538,000	2,370,000
Selling, general and administrative expense	(3,206,000)	(1,326,000)	(1,998,000)	(3,325,000)
Restructuring costs	—	(513,000)	—	(513,000)

Operating income (loss)	(125,000)	(1,007,000)	(461,000)	(1,468,000)
Interest expense, net	(133,000)	(57,000)	(9,000)	(66,000)
Income (loss) before income taxes	(258,000)	(1,064,000)	(470,000)	(1,534,000)
(Provision for) benefit from income taxes	135,000	223,000	—	223,000
Net income (loss)	$(123,000)	$(841,000)	$(470,000)	$(1,311,000)

Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.01)	$(0.08)	$(0.04)	$(0.12)
Weighted average number of shares	10,553,410	10,553,410	10,553,410	10,553,410

See accompanying notes to consolidated financial statements.

POINT.360

PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2006	2007
		July 1- August 13		August 14- September 30	Total
Cash flows from operating activities:
Net income (loss)	$(123,000)	$	(841,000)	$(470,000)	$(1,311,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,163,000		527,000	636,000	1,163,000
Provision for doubtful accounts	(23,000)		(42,000)	49,000	7,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	151,000		854,000	(1,730,000)	(876,000)
Decrease in inventories	(63,000)		(23,000)	11,000	(12,000)
(Increase) decrease in prepaid expenses and other current assets	36,000		(9,605,000)	7,976,000	(1,629,000)
(Increase) in goodwill and other tangibles	—		—	—	—
(Increase) decrease in other assets	21,000		(17,000)	(20,000)	(37,000)
(Increase) decrease in deferred tax asset	—		(416,000)	—	(416,000)
Increase (decrease) in accounts payable	237,000		(729,000)	238,000	(491,000)
(Decrease) in accrued expenses	(457,000)		1,415,000	(1,353,000)	62,000
Increase (decrease) in income taxes payable	(1,503,000)		417,000	—	417,000
Increase in other current liabilities	—		—	—	—
Net cash provided by (used in) operating activities	(561,000)		(8,460,000)	5,337,000	(3,123,000)

Cash used in investing activities:
Capital expenditures	(737,000)		(82,000)	(319,000)	(401,000)
Amount paid for acquisitions	—		—	—	—
Net cash used in investing activities	(737,000)		(82,000)	(319,000)	(401,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(45,000)		(22,000)	(30,000)	(52,000)
Exercise of stock options	—		—	—	—
Change in revolving credit agreement	735,000		—	—	—
Proceeds from bank note	—		—	—	—
Increase decrease in invested equity	939,000		7,198,000	(67,000)	7,131,000
Increase (decrease) in notes payable	(347,000)		330,000	(224,000)	106,000
Repayment of capital lease and other obligations	(23,000)		(5,000)	4,000	(1,000)
Net cash provided by (used in) financing activities	1,259,000		7,501,000	(317,000)	7,184,000

Net increase (decrease) in cash	(39,000)		(1,041,000)	4,701,000	3,660,000
Cash and cash equivalents at beginning of period	31,000		7,301,000	6,261,000	7,302,000

Cash and cash equivalents at end of period	$(8,000)		$6,261,000	$10,962,000	$10,962,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$111,000		$63,000	$82,000	$145,000
Income tax	$1,090,000		$—	$6,000	$6,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE 1 - THE COMPANY

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

The Company seeks to capitalize on growth in demand for the services related to the distribution of entertainment content, without assuming the production or ownership risk of any specific television program, feature film or other form of content. The primary users of the Company’s services are entertainment studios and advertising agencies that choose to outsource such services due to the sporadic demand of any single customer for such services and the fixed costs of maintaining a high-volume physical plant.

On August 14, 2007, pursuant to the terms of an Agreement and Plan of Merger and Reorganization among DG Fast Channel, Inc. (“DG FastChannel”), Point.360 (“Old Point.360”) and New 360 (“the Company”), a wholly owned subsidiary of Old Point.360, (the “Merger Agreement”), Old Point.360 was merged into DG FastChannel, with DG FastChannel continuing as the surviving corporation (the “Merger”).

On August 13, 2007 prior to the completion of the Merger, (1) Old Point.360 contributed to the Company (the “Contribution”) all of the assets used by Old Point.360 in its post-production business and all other assets owned, licensed, or leased by Old Point.360 that were not used exclusively in connection with the business of Old Point.360 representing advertising agencies, advertisers, brands, and other media companies which require services for short-form media content (the “ADS Business”), with the Company assuming certain liabilities of Old Point.360 and (2) Old Point.360 distributed to its shareholders on a pro rata basis all of the outstanding common stock of the Company (the “Spin-Off”).

In the Spin-off, each Old Point.360 shareholder received one share of Company common stock (and a related preferred share purchase right) for each share of Old Point.360 common stock held by the shareholder as of the record date of August 7, 2007. As a result of the Contribution and the Spin-off, the assets and liabilities of Old Point.360 acquired by DG FastChannel in the Merger consisted only of those assets and liabilities exclusively related to the ADS Business. Immediately after the completion of the Spin-off, DG FastChannel contributed to the Company shares of the Company common stock that it received in the Spin-off as a shareholder of Old Point.360. As a result of the Spin-off, the Company is now a publicly held company whose common stock is traded on the NASDAQ Global Market and is registered under Section 12 of the Securities Exchange Act of 1934.

The accompanying Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s only subsidiary, International Video Conversions, Inc. (“IVC”). The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the consolidated Financial Statements.

The statements of income (loss) and cash flows for the three months ended September 30, 2007 show (i) the results of the post production business of Old Point.360 for the period from July 1 to August 13, 2007 and (ii) the Company’s results from August 14 to September 30, 2007, to facilitate quarter to quarter comparisons between periods. See Note 7 for description of the accounting for the Merger.

The Company’s consolidated results of operations, financial position and cash flow may not be indicative of its future performance and do not necessarily reflect what the consolidated results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution form Old Point.360.

For periods prior to the Spin-off, certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal and treasury services, have been allocated by Old Point.360 to the Company based on the ratio of the Company’s revenues to Old Point.360’s total revenues. Additionally, balance sheet amounts shown as “Due to parent company” and “Due to parent company, less current portion” have been allocated by Old Point.360 to the Company based on the ratio of the Company’s working capital and net fixed assets to total Old Point.360 working capital and net fixed assets, respectively. Management believes such allocations represent a reasonable estimate of such expenses that would have been incurred by the Company on a stand-alone basis. However, the associated balance sheet amounts and expenses recorded by the Company in the accompanying Consolidated Financial Statements may not be indicative of the actual balance or expenses that would have been recorded or incurred had the Company been operating as a separate, stand-alone public company for the periods presented. Following the separation and distribution from Old Point.360, the Company will perform administrative functions using internal resources or purchased services.

Invested equity at June 30, 2007 reflects the applications of estimating techniques described above. Changes in invested equity from period to period are due to the income or loss of the Company and the net effect of the changes in balance sheet accounts determined by such estimating techniques.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form S-1, dated July 26, 2007.

Earnings Per Share

The pro forma weighted number of outstanding shares represents the number of Point.360 shares outstanding upon consummation of the separation.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, Old Point.360 entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR (5.54% as of September 30, 2007) plus 3.15% and is secured by equipment. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay a previously existing term loan. In March 2006, Old Point.360 prepaid $4 million of the term loan. Monthly principal payments were subsequently reduced pro rata.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

The Company assumed both term loan agreements upon the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit. The two-year agreement provides for interest at either (i) prime (7.75% as of September 30, 2007) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 6.75% and 6.85%, respectively, on September 30, 2007. The facility is secured by all of the Company’s assets, except for equipment securing the term loans. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in both the revolving and term loan agreements. As of September 30, 2007, the Company was in compliance with revolving and term loan agreement covenants.

NOTE 3- SALE OF REAL ESTATE

In March 2006, Old Point.360, entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. Additionally, Old Point.360 received $0.5 million from the purchaser for improvements. In accordance with SFAS No. 28, “Accounting for Sale and Leasebacks,” the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt.

All rights and obligations under the lease were transferred to the Company in the Spin-off. The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000, increasing annually thereafter based on the Consumer Price Index change from year to year.

NOTE 4- CONTINGENCIES

From time to time the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 5- ACQUISITION

On March 7, 2007, Old Point.360 acquired substantially all of the assets and business of Eden FX, Inc. (“Eden”) for $1.9 million in cash. The purchase agreement requires possible additional payments of $0.7 million, $0.9 million and $1.2 million in 2008, 2009 and 2010, respectively, if earnings before interest, taxes, depreciation and amortization during the three years after the acquisition reach certain predetermined levels. As part of the transaction, the Old Point.360 entered into employment and non competition agreements with three senior officers of Eden which fix responsibilities, salaries and other benefits and set forth limitations on the individual’s ability to compete with the Company for the term of the earn-out period (three years). Eden is a producer of computer generated visual effects for feature films, television program and commercial advertising content. All rights and obligations of these transactions were transferred to the Company in the Spin-off.

The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Goodwill	$2,071,000
Property, plant and equipment	107,000
Covenant not to compete	20,000
Total assets acquired	2,198,000

Liabilities assumed	(39,000)

Net assets acquired over liabilities, and purchase price.	$2,159,000

The operating results of Eden FX for the quarter ended September 30, 2007 were as follows:

Revenues	$873,000
Cost of services	$(882,000)

Gross margin (deficit)	(9,000)
Selling, general and Administrative expenses	(272,000)
Operating loss	$(281,000)

NOTE 6- INCOME TAXES

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company assumed all liability for income taxes of Old Point.360 related to operations prior to the Spin-off and Merger. Effectively, the Company therefore adopted FIN 48 , effective January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Old Point.360 and, consequently, the Company, were last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. Old Point.360 and, consequently, the Company, are currently under audit by the U.S. Internal Revenue Service for calendar 2005. The Company believes that its income tax filing positions and deductions for 2005 and later periods will be sustained and does not anticipate any adjustments that will result in a material change to its financial position. As a result, upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE 7- SPIN-OFF TRANSACTION

Upon completion of the Spin-off and Merger, DG FastChannel paid to the Company as part of the merger consideration cash of (i) $7 million in lieu of prepayment of the Company’s outstanding debt, (ii) $0.3 million for reimbursement of merger expenses and (iii) a $0.4 million prepayment for working capital of the ADS Business. The Company expects to receive approximately $1.9 million additional cash from DG FastChannel pursuant to the Working Capital Reconciliation Agreement among Old Point.360, DG FastChannel and the Company.

The following table sets forth the Company’s cash and cash equivalents and shareholder’s equity as of June 30, 2007 on a historical basis and on a pro forma basis after giving effect to the following separation transactions:

•
the formation of the Company and the contribution by Old Point.360 to the Company of all the assets and liabilities of Old Point.360 (including Old Point.360’s post-production business) other than assets and liabilities relating to the ADS Business.

•	the distribution of Company common stock to Old Point.360 shareholders by Old Point.360;

•	the payment by DG FastChannel of $7 million to the Company; and

•
the payment of the estimated amount of $1.9 million to the Company by DG FastChannel to compensate the Company for working capital transferred by Old Point.360 to DG FastChannel in the merger of Old Point.360 into DG FastChannel.

	June 30, 2007
(in thousands)	Historical	Separation Adjustments		Separation Pro Forma
Cash and cash equivalents	$7,302	$2,300(a	)	$16,602
		7,000(b	)

Invested equity	$20,587	$(20,587)(c	)	$—

Common stock	—	20,587(c	)	$20,587

Additional paid-in capital	—	7,000(b	)	9,300
		2,300(a	)

Total invested/shareholder’s equity	$20,587	$9,300		$29,887

(a)	Represents the receipt of the estimated amount of $2.3 million from DG FastChannel in payment for Old Point.360’s working capital (other than the Company’s working capital).
(b)	Represents the payment of $7 million to the Company as provided in the Merger Agreement.
(c)
Represents the reclassification of invested equity to common stock upon the contribution of Old Point.360’s post-production net assets to the Company and the distribution of the Company’s common stock to Old Point.360’s shareholders.

NOTE 8- STOCK OPTION PLAN

In 2007, the Board of Directors approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, appreciation rights and restricted stock awards. There were no options outstanding under the 2007 Plan as of September 30, 2007.

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

NOTE 9- STOCK RIGHTS PLAN

In July 2007, the Company implemented a stock rights program. Pursuant to the program, stockholders of record August 7, 2007, received a dividend of one right to purchase for $10 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to the Company’s Common Stock and will also become attached to shares issued subsequent to August 7, 2007. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of the Company’s Common Stock. The rights will expire on August 6, 2017 and are redeemable at $0.0001 per right.

After a triggering event, the rights will detach from the Common Stock. If the Company is then merged into, or is acquired by, another corporation, the Company has the opportunity to either (i) redeem the rights or (ii) permit the rights holder to receive in the merger stock of the Company or the acquiring company equal to two times the exercise price of the right (i.e., $20). In the latter instance, the rights attached to the acquirer’s stock become null and void. The effect of the rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of the Company’s Board of Directors, the offer is inadequate.

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, dependence on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management.

See the relevant portions of the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of Part II of this Form 10-Q, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

Overview

Point.360 is one of the largest providers of video and film asset management services to owners, producers and distributors of entertainment content.  We provide the services necessary to edit, master, reformat and archive our clients’ film and video content, including television programming, feature films and movie trailers using electronic and physical means. Clients include major motion picture studios and independent producers.

We operate in a highly competitive environment in which customers desire a broad range of service at a reasonable price.  There are many competitors offering some or all of the services provided by us.  Additionally, some of our customers are large studios, which also have in-house capabilities that may influence the amount of work outsourced to companies like Point.360. We attract and retain customers by maintaining a high service level at reasonable prices.

Point.360 has an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and expanding our service offering.  Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships.  Also, growth can be achieved by acquiring similar businesses (for example, the acquisition of IVC in July 2004) that can increase revenues by adding new customers, or expanding services provided to existing customers.

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

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006.

Revenues. Revenues were $10.4 million for the three months ended September 30, 2007, compared to $10.4 million for the quarter ended September 30, 2006. The addition of Eden FX in March 2007 contributed $0.9 million of revenues in the 2007 period. Excluding the effect of Eden FX, revenues declined by $0.9 million or 9% from the prior period due to lower ordering patterns of our major studio customers. We expect revenues to be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In 2007, gross margin was 22.9% of sales, compared to 29.6% for the same period last year. The decrease in gross profit percentage is due to higher wages and benefits due to the addition of editors, graphic artists and others associated with Eden FX and to attract new business and general salary increases. Excluding Eden FX in the current period, gross margin would have been 24.9%. From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $3.3 million (31.6% of sales) in the 2007 period as compared to $3.2 million (30.8% of sales) in 2006. The increase of $0.1 million was due principally to the addition of Eden FX, the absorption of all corporate SG&A expenses by the Company since August 14, 2007 Spin-off (the prior year’s quarter benefited $0.4 million from the allocation of corporate expenses to the ADS Business) and the 2007 reversal of Spin-off costs previously expensed (expensed in prior quarters because achieving the Spin-off was not certain).

Eliminating the inconsistent items in the presented periods, pro forma SG&A expenses would be as follows:

(in millions)	2006 Quarter	2007 Quarter
As reported	$3.2	$3.3
Eliminate Eden FX effect	—	(0.3)
Corporate expenses allocated to the ADS Business	0.4	—
Reversal of Spin-off costs previously Expensed	—	0.2
Pro forma SG&A expenses	$3.6	$3.2

Restructuring Costs In the 2007 period, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

Operating Income (Loss). Operating loss was $1.3 million in 2007 compared to a loss of $0.1 million in 2006. The operating loss in 2007 associated with Eden FX was $0.3 million as Eden’s business was seasonally low as it participates largely in the television episodic market.

Interest Expense. Interest expense for 2007 was $0.1 million, a decrease of $0.1 million from 2006. The decrease was due to lower debt levels, offset partially by higher rates on remaining variable interest debt.

Net Loss. Net loss for 2007 was $1.3 million compared to $0.1 million in 2006.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On August 14, 2007, the Company received $7 million from DG FastChannel upon completion of the Merger. The Company also received approximately $0.7 million for reimbursement of merger expenses and prepayment for ADS Business working capital. The Company expects to receive an additional $1.9 million from DG FastChannel for ADS Business working capital.

On December 30, 2005, Old Point.360 entered a $10 million term loan agreement. The term loan provides for interest at LIBOR (5.54% at September 30, 2007) plus 3.15%, or 8.69% at September 30, 2007, and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest. Both the December 2005 and March 2007 term loans were assumed by the Company in the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (i) prime (7.75% at September 30, 2007) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 6.75% or 6.85%, respectively, at September 30, 2007. The facility is secured by all of the Company’s assets, except for equipment securing term loans as described above.

In March 2006, the Old Point.360 entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for $13,946,000 resulting in a $1.3 million after tax gain. Additionally, Old Point.360 received $500,000 from the purchaser for improvements. In accordance with SFAS No.28, “Accounting for Sales with Leasebacks” (“SFAS28”), the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent.

The following table summarizes the September 30, 2007 amounts outstanding under our revolving line of credit and term loans:

Revolving credit	$—
Current portion of term loan	1,771,000
Long-term portion of term loan	4,202,000
Total	$5,973,000

Monthly and annual principal and interest payments due under the term debt are approximately $193,000 and $2.3 million, respectively, assuming no change in interest rates.

Cash generated by operating activities is directly dependent upon sales levels and gross margins achieved. We generally receive payments from customers in 50-90 days after services are performed. The larger payroll component of cost of sales must be paid currently. Payment terms of other liabilities vary by vendor and type. Income taxes must be paid quarterly. Fluctuations in sales levels will generally affect cash flow negatively or positively in early periods of growth or contraction, respectively, because of operating cash receipt/payment timing. Other investing and financing cash flows also affect cash availability.

The bank revolving credit agreement requires us to maintain a minimum “fixed charge coverage ratio.” Our fixed charge coverage ratio compares, on a rolling twelve-month basis, EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of September 30, 2007, the fixed charge coverage ratio was 1.14 as compared to a minimum requirement of 1.10. If we fail to meet minimum covenant levels, amounts outstanding under the credit agreement and, by cross default provisions the term loan will become due and payable.

Subsequent to September 30, 2007, we expect to receive approximately $1.9 million from DG FastChannel pursuant to the Merger Agreement as additional consideration for the working capital transferred to DG FastChannel in the Merger.

We expect that amounts available under the revolving credit arrangement (approximately $4 million at September 30, 2007), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 - $3.0 million of capital expenditures for the next twelve months.

In March 2007, we acquired substantially all the assets of Eden FX for approximately $2.2 million in cash. The purchase agreement requires additional payments of $0.7 million, $0.9 million and $1.2 million in March of 2008, 2009 and 2010, respectively, if earnings during the three years after acquisition meet certain predetermined levels.

The following table summarizes contractual obligations as of September 30, 2007 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Obligations	$5,973,000	$1,771,000	$3,687,000	$515,000	$—
Capital Lease Obligations	4,000	4,000	—	—	—
Operating Lease Obligations	23,476,000	3,888,000	5,218,000	4,178,000	10,192,000
Total	$29,453,000	$5,663,000	$8,905,000	$4,693,000	$10,192,000

During the past year, the Company has generated sufficient cash to meet operating, capital expenditure and debt service needs and obligations, as well as to provide sufficient cash reserves to address contingencies. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future.

We will continue to consider the acquisition of businesses complementary to our current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loans. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas:

Revenues. We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, adding effects, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (commercial spot, movie, trailer, electronic press kit, etc.) The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements. Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element.

Allowance for doubtful accounts. We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances as a charge to selling, general and administrative expenses based on estimates related to the following factors: i) customer specific allowance; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

Valuation of long-lived and intangible assets. Long-lived assets, consisting primarily of property, plant and equipment and intangibles (consisting only of goodwill), comprise a significant portion of the Company’s total assets. Long-lived assets, including goodwill are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Fair value was estimated by an independent appraisal of the value of the Company.

Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	Significant negative industry or economic trends

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $20.5 million as of September 30, 2007.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, we ceased to amortize approximately $26.3 million of goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002 and the Fiscal 2002 to 2006 tests performed as of September 30 of each year required no goodwill impairment. In the 2006 test performed as of December 31, 2006, we determined the fair value of the enterprise by independent appraisal. If future appraisals or future performances are affected by the factors cited above, resulting potential impairment could adversely affect the reported goodwill asset value and earnings.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of September 30, 2007 was $3.3 million. The Company did not record a valuation allowance against its deferred tax assets as of September 30, 2007.

In June 2006, the FASB issued “FIN 48”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement FAS 109. This interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As the Company is responsible for the taxes resulting from Old Point.360’s operation prior to the Spin-off, the Company effectively adopted FIN 48 on January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. The Company is currently not under audit by income taxing authorities. If audited, the Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position. As a result, upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is derivative instrument. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.

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

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which expands the use of fair value. Under SFAS 159 a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for years beginning after November 15, 2007. We do not believe that SFAS 159 will have a material impact on our financial position, results of operations or cash flows.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $6.0 million at September 30, 2007 under term loan agreements. One term loan was subject to variable interest rates. The weighted average interest rate paid during the first quarter of fiscal 2008 was 8.4%. For variable rate debt outstanding at September 30, 2007, a .25% increase in interest rates will increase annual interest expense by approximately $8,000. Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%

1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 1A. RISK FACTORS

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements.” Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses.
●	Prior breach and changes in credit agreements and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.
●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.
●	Our ability to operate effectively as a stand-alone, publicly traded company.
●
The cost associated with becoming compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 by the date that we must comply with that section of the Sarbanes-Oxley Act.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s Form S-1 filed with the Securities and Exchange Commission on July 26, 2007 may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally. Except to the extent of obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions too any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE:  November 12, 2007

BY:  /s/ Alan R. Steel

Alan R. Steel
Executive Vice President, Finance and Administration
(duly authorized officer and principal financial officer)