Form 10-KT/A
period 2007-06-30
Point.360
filed 2007-12-05
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/T/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________________________

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to June 30, 2007

Commission File Number 001-33468

POINT.360
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	01-0893376 (I.R.S. Employer Identification No.)

2777 North Ontario Street, Burbank, CA (Address of principal executive offices)	91504 (Zip Code)

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K which was omitted from the Company’s Form 10-K/T as originally filed on November 12, 2007.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company was formed as a wholly-owned subsidiary (named “New 360”) of Point.360 (“Parent Company”) in April 2007. The post-production assets of the Parent Company were contributed to New 360 on August 14, 2007, after which all New.360 common stock was distributed to the Parent Company’s shareholders. New 360 subsequently changed its name to Point.360 after the merger of the Parent with DG FastChannel, Inc.

Our executive officers and directors were previously executive officers and directors of the Parent Company. Executive and director compensation information shown below is for the transition period January 1 to June 30, 2007, which compensation was paid by the Parent Company.

Executive Officers and Directors

The directors and executive officers of the Company are as follows:

Name	Age	Position

Haig S. Bagerdjian	51	Chairman of the Board of Directors, President and Chief Executive Officer

Alan R. Steel	62	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary

Robert A. Baker	68	Director

Greggory J. Hutchins	45	Director

Sam P. Bell	70	Director

G. Samuel Oki	56	Director

Directors are elected at each annual meeting of shareholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

HAIG S. BAGERDJIAN became Chairman of the Board of the Parent Company in September 2001 and was appointed President and Chief Executive Officer in October 2002. He was appointed to these positions with the Company in April 2007. He was Executive Vice President of Syncor International Corporation, a leading provider of radiopharmaceuticals, comprehensive nuclear pharmacy services and medical imaging services, from 1991 to 2002. From 1987 to 1991, he served in several executive level positions at Calmark Holding Corporation. He also was General Counsel for American Adventure, Inc., which was a subsidiary of Calmark Holding. Mr. Bagerdjian received a J.D. from Harvard Law School and is admitted to the State Bar of California. Mr. Bagerdjian is a director of Innodata-Isogen, Inc.

ALAN R. STEEL became Executive Vice President, Finance and Administration and Chief Financial Officer of the Parent Company in November 2000. He was appointed to these positions with the Company in April 2007. From 1994 to 2000, Mr. Steel was Vice President, Finance and Chief Financial Officer of Advanced Machine Vision Corporation, a NASDAQ listed company involved in research, development, manufacturing and sales of sophisticated vision sorting and defect removal equipment for food, paper, tobacco and other markets. From 1983 to 1994, Mr. Steel was Vice President and Chief Financial Officer of DDL Electronics, Inc., a New York Stock Exchange listed company in the electronics industry. Mr. Steel served as controller of DDL from 1980-1983. Mr. Steel was previously a financial manager for Atlantic Richfield Company and a certified public accountant with Arthur Andersen & Co.

ROBERT A. BAKER is the President and Chief Executive Officer of RAB Associates, a Los Angeles, California-based firm specializing in financial reorganizations, crisis management and equity receiverships, which he founded in 1974. Prior to establishing RAB Associates, Mr. Baker was the President and CEO of American Management Company, a management consulting firm specializing in computer system design and programming.

GREGGORY J. HUTCHINS is a tax partner at Holthouse Carlin & Van Trigt, LLP, a public accounting firm. Prior to joining Holthouse Carlin & Van Trigt in January 1993, Mr. Hutchins served as Senior Tax Manager for KPMG Peat Marwick, managing corporate and high net worth individual clients from August 1984 until December 1992.

SAM P. BELL was President of Los Angeles Business Advisors (LABA) from 1996 to 2004, at which time, LABA ceased operations. LABA was comprised of 30 chief executive officers of major companies in the Los Angeles region and focused on high impact projects where their collective resources could be utilized to positively influence the economic vitality of the area. Prior to joining LABA, Mr. Bell was Area Managing Partner of Ernst & Young, certified public accountants, for the Pacific Southwest Region, retiring in 1996 after 39 years with the firm. Mr. Bell currently serves, or has served in the past, in high level positions for numerous charitable and educational concerns, and is a current panel member for the NASDAQ in reviewing filing issues for NASDAQ-listed companies. Mr. Bell is currently a board member of TCW Convertible Securities Fund, Inc., TCW Galileo Funds and Broadway National Bank.

G. SAMUEL OKI has served as President of Meta Information Services, Inc., a database and information management services enterprise, since 1982. Mr. Oki is also active as an officer and board member of a number of closely held companies in the electronic information management sector. Mr. Oki has a B.S. degree in Horticulture from Colorado State University and an M.B.A. from the University of Southern California.

Committees of the Board of Directors

The Company’s Board of Directors has the following committees:

Audit Committee

The Audit Committee of our Board of Directors is comprised of Messrs. Oki, Baker and Bell (Chairman). All members of our Audit Committee are independent directors as required by the listing standards of the Nasdaq Global Market and the SEC. Messrs. Oki, Baker and Bell are each an “audit committee financial expert” as defined by regulations of the SEC.

Our Audit Committee assists our Board in its oversight of our financial reporting process. Our management has primary responsibility for the financial statements and the reporting process, including systems of internal controls. Our independent auditors are responsible for auditing our financial statements and expressing an opinion as to their conformity to accounting principles generally accepted in the United States.

In the performance of its oversight function, our Audit Committee reviews and discusses with management and the independent auditors our audited financial statements. Our Audit Committee discusses with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 and Auditing Standard No. 2 relating to communication with audit committees. In addition, our Audit Committee receives from the independent auditors the written disclosures and letter required by Independence Standards Board Standard No. 1 relating to independence discussions with audit committees. Our Audit Committee also discusses with the independent auditors their independence from Point.360 and our management and considers whether the independent auditor’s provision of non-audit services to our company is compatible with maintaining the auditors’ independence.

Our Audit Committee discusses with our internal and independent auditors the overall scope and plans for their respective audits. Our Audit Committee meets with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting. In addition, our Audit Committee meets with our Chief Executive Officer and Chief Financial Officer to discuss the processes that they have undertaken to evaluate the accuracy and fair presentation of our financial statements and the effectiveness of our system of disclosure controls and procedures.

Compensation Committee

The Compensation Committee of our Board of Directors is comprised of Messrs. Oki (Chairman), Hutchins, Bell and Baker. Our Compensation Committee has oversight responsibility for the compensation programs for our executive officers and other employees. All members of our Compensation Committee are independent directors as required by (1) the listing standards of the Nasdaq Global Market, (2) relevant federal securities laws and regulations, including Section 16 of the Securities Exchange Act of 1934, and (3) Section 162(m) of the Code.

Nominating and Governance Committee

The Nominating and Governance Committee of our Board of Directors is comprised of Messrs. Baker (Chairman) Hutchins, Bell and Oki. Our Nominating and Governance Committee considers and recommends candidates for election to our Board, advises our Board on director compensation, oversees performance evaluations of our Board and Board committees and advises our Board on corporate governance matters. All members of our Nominating and Governance Committee are independent directors as required by the listing standards of the Nasdaq Global Market.

Our Nominating and Governance Committee will consider and recommend candidates for election to our Board. The Committee will also consider candidates for election to our Board submitted by shareholders. Each member of the committee participates in the review and discussion of director candidates. In addition, a member of our Board of Directors who is not on the committee may meet with and evaluate the suitability of candidates. In making its selections of candidates to recommend for election, the committee will seek persons who have achieved prominence in their field and who possess significant experience in areas of importance to our company. The minimum qualifications that our Nominating and Governance Committee will require in any nominated candidate will include integrity, independence, forthrightness, analytical skills and the willingness to devote appropriate time and attention to our affairs. Candidates would also need to demonstrate a willingness to work as part of a team in an atmosphere of trust and a commitment to represent the interests of all our shareholders rather than those of a specific constituency. Successful candidates will also need to demonstrate significant experience in areas of importance to our company, such as general management, finance, marketing, technology, law, international business or public sector activities

Code of Ethics

On May 30, 2007, the Company adopted a Code of Ethics (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees. Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and shareholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code. The text of the Code has been posted on the Company’s website (www.point360.com). A copy of the Code can be obtained free-of-charge upon written request to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 and rules promulgated thereunder, the Company’s directors, executive officers, and any person holding beneficially more than 10% of the Company’s common stock are required to report their ownership of the Company’s securities and any changes in that ownership to the Securities and Exchange Commission and to file copies of the reports with the Company. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report on Form 10-K/T/A any failures to file by these dates during the last fiscal year.

Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors, executive officers and persons owning more than 10% of the Company’s common stock complied during the six months ended June 30, 2007 with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Each director who is not an employee of the Company is paid a cash fee of $3,000 per quarter, $750 for each meeting attended in person and $500 for each meeting attended telephonically. Board committee members receive $500 for each meeting not held in conjunction with a Board meeting. The chairman of the audit committee receives $5,000 per year, and chairmen of other board committees receive $2,500 per year. Each director also receives an annual fully-vested stock option grant to purchase 7,500 shares at an exercise price equal to the fair market value on the date of any annual meeting at which the director is reelected to the Board. Members of the Board who are not employees of the Company receive options to purchase 15,000 shares of Common Stock upon their initial election to the Board. These options vest in 50% increments over the two-year period following the date of grant. Directors are also reimbursed for travel and other reasonable expenses relating to meetings of the Board.

The following table sets forth for each director who is not also a named executive in the Summary Compensation Table, compensation for the six months ended June 30, 2007:

Director Compensation
	Fees Earned or	Option
Name	Paid in Cash ($)	Awards ($)	Total ($)
Robert A. Baker	$12,000	$-	$12,000
Greggory J. Hutchins	10,250	-	10,250
Sam P. Bell	13,250	-	13,250
G. Samuel Oki	12,000	-	12,000

Executive Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with Point.360’s compensation philosophy. The Committee ensures that the total compensation paid to the named executives is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executives are similar to those provided to other executive officers.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by Point.360, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. The Committee evaluates both performance and compensation to ensure that Point.360 maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided by Point.360 to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of the Chief Executive Officer in Compensation Decisions

The Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to other executives of Point.360. Decisions regarding the non-equity compensation of other executives are made by the Chief Executive Officer in concert with the Committee.

The Chief Executive Officer reviews the performance of various executives. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured Point.360’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by Point.360 and reward the executives for achieving such goals. In furtherance of this, the Committee periodically engages outside human resources consulting firms, to conduct reviews of its total compensation program for the Chief Executive Officer as well as for other key executives. The reviews provide the Committee with relevant market data and alternatives to consider when making compensation decisions for the Chief Executive Officer and on the recommendations being made by Point.360’s management for executives other than the Chief Executive Officer.

In making compensation decisions, the Committee compares each element of total compensation against benchmarks prepared by the consultants for companies of a similar size and complexity as Point.360.

Point.360 competes with many larger companies for top executive-level talent. As such, the Committee generally sets compensation for executives at the 50th to 75th percentile of compensation paid to similarly situated executives of the companies comprising the benchmark group. Variations on this objective may occur as dictated by the experience level of the individual and market factors. These objectives recognize the Committee’s expectation that, over the long term, Point.360 will generate shareholder returns in excess of the average of its peer group.

A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews information provided by Cook to determine the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of Point.360 or the individual, depending on the type of award, compared to established goals.

2007 Executive Compensation Components

For the six months ended June 30, 2007, the principal components of compensation for named executive officers were:

•	base salary;

•	performance-based incentive compensation;

•	long-term equity incentive compensation; and

•	other personal benefits.

Base Salary

Point.360 provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data. Base salary ranges are designed so that salary opportunities for a given position will be between 80% and 125% of the midpoint of the base salary established for each range.

During its review of base salaries for executives, the Committee primarily considers:

•	market data provided by our outside consultants;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of Point.360’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of named executives officers are based on the Committee’s assessment of the individual’s performance.

Performance - Based Incentive Compensation

The Executive Bonus Plan (“EBP”) is an annual cash incentive program for executives including the named executives. The EBP provides guidelines for the calculation of annual non-equity incentive based compensation, subject to Committee oversight and modification. The EBP includes various incentive levels based on the participant’s accountability and impact on Point.360 operations, with target award opportunities that are established as a percentage of base salary. These targets range from 10% of base salary to 30% of base salary for Point.360’s named executive officers.

For the named executive officers, 70% of the award is based upon achievement of corporate financial objectives relating to earnings, and the remaining 30% of an executive’s EBP award is based upon the accomplishment of individual goals. The Committee may also grant discretionary bonuses for outstanding performance.

At the beginning of February of each fiscal year, the Committee sets minimum, target and maximum levels for each component of the corporate financial objective portion of the EBP. Payment of awards under the EBP are based upon the achievement of such objectives for the current year. Named executive officers participating in the EBP receive:

•	no payment for the corporate financial objective portion of the EBP award unless Point.360 achieves the minimum performance level (as computed for the total corporate financial objective portion);

•	a payment of less than 7% of base salary for the corporate financial objective portion of the EBP award if Point.360 achieves or exceeds the minimum performance level;

•
a payment of at least 7% but less than 14% of base salary for the corporate financial objective portion of the EBP award if Point.360 achieves or exceeds the target performance level but does not attain the “stretch” performance level;

•	a payment of 21% of base salary for corporate financial objective portion of the EPB award if Point.360 achieves or exceeds the maximum performance levels; and

•	a payment of remaining portion of the award based on achievement of individual goals.

For executives, other than the named executives, the EBP award opportunity is based on achievement of Point.360, group and facility financial objectives, in addition to achievement of individual goals.

Upon completion of the fiscal year, the Committee assesses the performance of Point.360 for the corporate financial objective of the EBP comparing the actual fiscal year results to the pre-determined minimum, target, stretch and maximum levels. In making the annual determination of the minimum, target, stretch and maximum levels, the Committee may consider the specific circumstances facing Point.360 during the coming year. Targets are set in alignment with Point.360’s strategic plan and expectations regarding earnings performance.

Over the past five years, the Parent Company achieved performance in excess of the target level one time. The payout percentage in that year was in accordance with the EBP. Additionally, the Parent Company’s Committee authorized discretionary bonuses to selected executives and the named executives in two of the past five years.

Long-term Equity Compensation

Under Point.360’s 2007 Equity Incentive Plan the (“2007 Plan”), the Committee may grant participants shares of Point.360’s common stock, restricted stock, share units, stock options, stock appreciation rights and/or performance units.

All awards of stock options under the 2007 Plan will be made at the market price at the time of the award. Awards of stock options to executives are generally made annually by the Committee. Newly hired or promoted executives may be granted awards of stock options on their hire or promotion date. Grants of stock options to newly hired executives are made at the next regularly scheduled Committee meeting on or following their hire date.

Perquisites and Other Personal Benefits

Point.360 provides named executive officers with perquisites and other personal benefits that Point.360 and the Committee believe are reasonable and consistent with its overall compensation program to better enable Point.360 to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

The named executive officers are provided either the use of a company automobile or an automobile allowance and reimbursement of health insurance costs under the health plan available to all Point.360 employees.

Attributed costs of the personal benefits described above for the named executive officers for the six months ended June 30, 2007 are included in the “Summary Compensation Table.”

Point.360 has entered into Severance Agreements with certain key employees, including the named executive officers. The Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Severance Agreements.”

Compensation Committee Report

The Compensation Committee of Point.360 has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s report on Form 10-K/T.

THE COMPENSATION COMMITTEE

G. Samuel Oki, Chairman
Sam P. Bell
Greggory J. Hutchins
Robert A. Baker

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for the Chief Executive Officer (“CEO”) and the Chief Financial Officer for the six-month period ended June 30, 2007. No other executive officer’s total compensation for that period exceeded $100,000 on an annualized basis.

Name and Principal Position	Six-monthPeriod	Salary ($)	Bonus	Option Awards ($)	All Other Compensation	Total ($)
Haig S. Bagerdjian Chairman, President and	2007	$167,000	$-	$-	$10,000	$278,000
Chief Executive Officer

Alan R. Steel	2007	$111,000	$-	$-	$5,000	$266,000
Executive Vice President, Finance and Administration, Chief Financial Officer, and Secretary

(1)Amounts consist of annual contributions made to the Company’s 401(k) plan, health insurance premiums and automobile expenses paid by the Company for the benefit of the named executive officer.

  Stock Options Granted in the six months ended June 30, 2007

No stock options or incentive stock awards were granted to the executive officers named in the Summary Compensation Table during the year six months ended June 30, 2007.

There were no unexercised stock options or other outstanding equity awards as of June 30, 2007 for the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in six months ended June 30, 2007

The following table shows the options granted by the Parent Company that were exercised by each of the Company’s executive officers who are named in the Summary Compensation Table during the six months ended June 30, 2007. No options have been granted by the Company since its inception in April 2007.

Option Exercises

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)

Haig S. Bagerdjian	435,000	$795,000
Alan R. Steel	316,300	$631,000

(1)Amounts shown represent the difference between the market price of the underlying stock on the exercise date and the exercise price.

Equity Incentive Plan

Point.360’s Board of Directors has adopted the Point.360 2007 Equity Incentive Plan (the “Plan”). Up to 2,000,000 shares of our common stock may be issued under the Plan. Pursuant to the Plan, officers, non-employee directors and employees of Point.360, as well as other persons who render services to or are otherwise associated with Point.360, are eligible to receive incentive and/or nonqualified stock options. The Plan expires in April 2017. The Plan is administered by the Board of Directors. The selection of participants, allotments of shares, determination of price and other conditions or purchase of options will be determined by the Board or a Stock Option Committee appointed by the Board at its sole discretion in order to attract and retain persons instrumental to the success of Point.360. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to shareholder owning more than 10% of the voting power of Point.360 on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. Non-qualified options granted under the Plan may not be granted at less than the fair market value of the common stock on the date of grant.

Severance Agreements

The Company has entered into severance agreements with Messrs. Bagerdjian and Steel. The agreements provide that if Mr. Bagerdjian or Mr. Steel is terminated following a change in control during the term of the agreements other than for cause, disability or without good reason (as defined), then Mr. Bagerdjian and Mr. Steel shall receive a severance payment equal to 275% and 200%, respectively, of the sum of (i) base salary and (ii) the higher of (x) the average bonus earned during the preceding three years or (y) the target annual bonus for the year in which the termination occurs. If terminated under the severance agreement, Mr. Bagerdjian and Mr. Steel would also receive employee benefits for specified periods of time. Furthermore, previously granted stock options shall vest fully. Under certain circumstances, amounts paid pursuant to the severance agreements will be subject to a tax gross-up payment if such amounts are subject to an excise tax as contemplated by Section 280G of the Internal Revenue Code. For purposes of the severance agreements, a change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of 35% or more of the outstanding voting securities of the Company, (ii) the Company shall be merged or consolidated with another corporation and as result of such merger or consolidation less than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company, other than affiliates (within the meaning of the Exchange Act) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation, (iii) the Company shall sell, lease, exchange or transfer substantially all of its assets to another corporation, entity or person which is not a wholly-owned subsidiary, (iv) a person (other than Executive), as defined in Sections 13(d) and 14 (d) of the Exchange Act, shall acquire 35% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record, in a single transaction or a series of related transactions by one person or more than one person acting in concert), or (v) the shareholders of the Company approve a plan or proposal for the liquidation or dissolution of the Company.

Assuming that a triggering event occurred on June 30, 2007, severance amounts payable would have been $1,388,000 and $628,000 for Messrs. Bagerdjian and Steel, respectively, plus life, disability and health insurance benefits for 33 months immediately following the date of termination. The value of such benefits is estimated to be $14,000 and $20,000 for Messrs. Bagerdjian and Steel, respectively, based on the cost of such benefits on June 30, 2007.

Indemnification of Officers and Directors

Point.360’s Articles of Incorporation limit the liability of our directors. As permitted by the California General Corporation Law, directors will not be liable to Point.360 for monetary damages arising from a breach of their fiduciary duty as directors in certain circumstances. Such limitation does not affect liability for any breach of a director’s duty to Point.360 or its shareholders (1) with respect to approval by the director of any transaction from which he derives an improper personal benefit, (2) with respect to acts or omissions involving an absence of good faith, that he believes to be contrary to the best interest of Point.360 or our shareholders, that involve intentional misconduct or a knowing culpable violations of law, that constitute an unexcused pattern or inattention that amounts to an abdication of his duty to Point.360 or our shareholders, or that show a reckless disregard for his duty to Point.360 or our shareholders in circumstances in which he was, or should have been aware, in the ordinary course of performing his duties, of a risk of serious injury to Point.360 or our shareholders, or (3) based on transactions between Point.360 and our directors or another corporation with interrelated directors or on improper distribution, loans or guarantees under applicable sections of the California General Corporation Law. Such limitation of liability also does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our Bylaws state that, to the maximum extent permitted by the California General Corporation Law and by our Articles of Incorporation, we will indemnify each of our officers and directors and may indemnify each of our other agents against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any such person is or was an agent of Point.360. Our Bylaws also state that the indemnification provided by the Bylaws will not be deemed exclusive of any other rights to which any person seeking indemnification or advancement of expenses may be entitled under the Bylaws or any agreement, vote of shareholders, or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and that no provision of the Bylaws will limit or prohibit indemnifica-tion by us to the fullest extent permitted by California law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to our officers and directors pursuant to the provisions described above, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of Point.360’s directors and director nominees; (iii) each executive officer identified in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Total number of shares to be beneficially owned	Approximate Percent of Ownership

Haig S. Bagerdjian	3,070,234	29.1%
Julia Stefanko (1)	1,252,568	11.9%
Millenco, L.L.C. (2)	559,131	5.3%
Robert A. Baker	11,500	*
Greggory J. Hutchins	38,500	*
Sam P. Bell	20,000	*
G. Samuel Oki	23,600	*
Alan R. Steel	52,300	*

All directors and executive officers as a group	3,216,134	30.5%

* Less than 1%.

(1) . Julia Stefanko’s mailing address is 2777 North Ontario Street, Burbank, California 91504.

(2) . Millenco, L.L.C.’s business address is 666 Fifth Avenue, 8th Floor, New York, New York 10103.

Equity Compensation Plan Information

The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of June 30, 2007:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a)

Equity compensation plans approved by shareholders	-	$-	2,000,000

Equity compensation plans not approved by shareholders	-	$-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the six months ended June 30, 2007, the Company paid $11,000 to Holthouse Carlin & Van Trigt LLP (“HCVT”) for preparation of tax returns and other tax related services. Mr. Hutchins is a partner in HCVT.

The Board of Directors has determined that each director other than the Company’s Chief Executive Officer, Haig S. Bagerdjian, is “independent” within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market, Inc., and that each member of the Audit Committee, the Nominating and Governance Committee and the Compensation Committee is “independent” within the meaning of Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Singer Lewak Greenbaum & Goldstein LLP (“Singer Lewak”) examined, as independent auditors, the financial statements of the Company for the year ended December 31, 2006 and the six months ended June 30, 2007. The following table shows the fees billed to us by Singer Lewak for the audit and other services rendered by Singer Lewak during these periods. The Audit Committee has determined that the non-audit services rendered by Singer Lewak were compatible with maintaining Singer Lewak’s independence.

	2006	2007
Audit Fees (1)	$108,400	$74,000
Audit-Related Fees (2)	9,600	-
Total	$118,000	$74,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
Audit-related fees consisted primarily of accounting consultations, and services rendered in connection with a proposed acquisition and implementation of Sarbanes-Oxley Act internal control requirements.

All audit related and other services rendered by Singer Lewak were pre-approved by the Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by Singer Lewak. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee. All pre-approval decisions must be reported to the Audit Committee at its next meeting if not approved in conjunction with an Audit Committee Meeting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(3)	Exhibits:

Exhibit No.	Exhibit Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 5, 2007

Point.360

By:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration, Chief Financial Officer