Form 10-Q
period 2007-12-31
Point.360
filed 2008-02-14
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to_______

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

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of December 31, 2007, there were 10,553,410 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,302,000	$12,754,000
Accounts receivable, net of allowances for doubtful accounts of $490,000 and $509,000,
respectively	6,253,000	7,588,000
Inventories, net	555,000	520,000
Prepaid expenses and other current assets	868,000	902,000
Prepaid income taxes	1,535,000	1,760,000
Deferred income taxes	532,000	477,000
Total current assets	17,045,000	24,001,000

Property and equipment, net	11,330,000	9,708,000
Other assets, net	322,000	358,000
Goodwill	9,868,000	9,868,000
Total assets	$38,565,000	$43,935,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,497,000	$2,587,000
Accrued wages and benefits	2,216,000	1,916,000
Other accrued expenses	726,000	899,000
Due to parent company	1,614,000	-
Current portion of borrowings under notes payable	-	1,784,000
Current portion of capital lease obligations	-	2,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	7,231,000	7,366,000

Deferred income taxes	4,216,000	4,107,000
Notes payable, less current portion	-	3,751,000
Due to parent company, less current portion	4,257,000	-
Deferred gain on sale of real estate, less current portion	2,274,000	2,178,000

Total long-term liabilities	10,747,000	10,036,000

Total liabilities	17,978,000	17,402,000

Commitments and contingencies	-	-

Shareholders’ equity
Parent company’s invested equity	20,587,000	-
Preferred stock - no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 50,000,000 shares authorized; 10,553,410
shares issued and outstanding on each date	-	17,632,000
Additional paid-in capital	-	9,243,000
Retained earnings (deficit)	-	(342,000)
Total shareholders’ equity	20,587,000	26,533,000

Total liabilities and shareholders’ equity	$38,565,000	$43,935,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2007	2006	2007
Revenues	$11,432,000	$12,141,000	$21,841,000	$22,501,000
Cost of services	(7,700,000)	(8,248,000)	(15,028,000)	(16,238,000)

Gross profit	3,732,000	3,893,000	6,813,000	6,263,000
Selling, general and administrative expense	(3,353,000)	(3,820,000)	(6,559,000)	(7,145,000)
Restructuring costs	-	-	-	(513,000)

Operating income (loss)	379,000	73,000	254,000	(1,395,000)
Interest expense, net	(78,000)	-	(211,000)	(65,000)
Income (loss) before income taxes	301,000	73,000	43,000	(1,460,000)
(Provision for) benefit from income taxes	(73,000)	55,000	62,000	278,000
Net income (loss)	$228,000	$128,000	$105,000	$(1,182,000)

Basic and diluted earnings (loss) per share:
Net income (loss)	$0.02	$0.01	$0.01	$(0.11)
Weighted average number of shares	10,553,410	10,553,410	10,553,410	10,553,410

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$105,000	$(1,182,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,350,000	2,318,000
Provision for doubtful accounts	38,000	19,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(905,000)	(1,354,000)
Decrease in inventories	(78,000)	35,000
(Increase) decrease in prepaid expenses and other current assets	1,499,000	(258,000)
(Increase) in goodwill and other tangibles	-	-
(Increase) decrease in other assets	52,000	(36,000)
(Increase) decrease in deferred tax asset	1,149,000	54,000
Increase (decrease) in accounts payable	1,047,000	92,000
(Decrease) in accrued expenses	1,533,000	(128,000)
Increase (decrease) in income taxes payable	(2,003,000)	(109,000)

Increase in deferred taxes	(1,735,000)	-
Net cash provided by (used in) operating activities	3,052,000	(549,000)

Cash used in investing activities:
Capital expenditures	(1,409,000)	(696,000)
Amount paid for acquisitions	-	-
Net cash used in investing activities	(1,409,000)	(696,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(89,000)	(96,000)
Increase in goodwill	(588,000)
Change in revolving credit agreement	659,000	-
(Increase) decrease in invested equity	(1,192,000)	7,128,000
Increase (decrease) in notes payable	(417,000)	(332,000)
Repayment of capital lease and other obligations	(47,000)	(3,000)
Net cash provided by (used in) financing activities	(1,674,000)	6,697,000

Net increase (decrease) in cash	(31,000)	5,452,000
Cash and cash equivalents at beginning of period	31,000	7,302,000

Cash and cash equivalents at end of period	$-	$12,754,000

Supplemental disclosure of cash flow information -Cash paid for:
Interest	$236,000	$248,000
Income tax	$1,580,000	$6,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2007

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

On August 14, 2007, pursuant to the terms of an Agreement and Plan of Merger and Reorganization among DG Fast Channel, Inc. (“DG FastChannel”), Point.360 (“Old Point.360”) and New 360 (“the Company”), a wholly owned subsidiary of Old Point.360, (the “Merger Agreement”), Old Point.360 was merged into DG FastChannel, with DG FastChannel continuing as the surviving corporation (the “Merger”). Subsequent to the Merger, the Company changed its name back to Point.360.

On August 13, 2007, prior to the completion of the Merger, (1) Old Point.360 contributed to the Company (the “Contribution”) all of the assets used by Old Point.360 in its post-production business and all other assets owned, licensed, or leased by Old Point.360 that were not used exclusively in connection with the business of Old Point.360 representing advertising agencies, advertisers, brands, and other media companies which require services for short-form media content (the “ADS Business”), with the Company assuming certain liabilities of Old Point.360 and (2) Old Point.360 distributed to its shareholders on a pro rata basis all of the outstanding common stock of the Company (the “Spin-Off”).

In the Spin-off, each Old Point.360 shareholder received one share of Company common stock (and a related preferred share purchase right) for each share of Old Point.360 common stock held by the shareholder as of the record date of August 7, 2007. As a result of the Contribution and the Spin-off, the assets and liabilities of Old Point.360 acquired by DG FastChannel in the Merger consisted only of those assets and liabilities exclusively related to the ADS Business. Immediately after the completion of the Spin-off, DG FastChannel contributed to the Company shares of the Company common stock that it received in the Spin-off as a shareholder of Old Point.360. As a result of the Spin-off, the Company became a publicly held company whose common stock is traded on the NASDAQ Global Market and is registered under Section 12 of the Securities Exchange Act of 1934.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K/T for the period ended June 30, 2007.

Earnings Per Share

The pro forma weighted number of outstanding shares prior to December 31, 2007 represents the number of Company shares outstanding upon consummation of the separation.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, Old Point.360 entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR (4.91% as of December 31, 2007) plus 3.15% and is secured by equipment. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay a previously existing term loan. In March 2006, Old Point.360 prepaid $4 million of the term loan. Monthly principal payments were subsequently reduced pro rata.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

The Company assumed both term loan agreements upon the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit. The two-year agreement provides for interest at either (i) prime (7.25% as of December 31, 2007) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 7.25% and 7.41%, respectively, on December 31, 2007. The facility is secured by all of the Company’s assets, except for equipment securing the term loans. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in both the revolving and term loan agreements. As of December 31, 2007, the Company was not in compliance with revolving loan agreement fixed charge ratio covenant and received a waiver from the bank.

NOTE 3- SALE OF REAL ESTATE

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

NOTE 5- ACQUISITION

On March 7, 2007, Old Point.360 acquired substantially all of the assets and business of Eden FX, Inc. (“Eden”) for $1.9 million in cash. The purchase agreement requires possible additional payments of $0.7 million, $0.9 million and $1.2 million in 2008, 2009 and 2010, respectively, if earnings before interest, taxes, depreciation and amortization during the three years after the acquisition reach certain predetermined levels. No additional payment will be made in 2008 since the 2007 predetermined level was not met. As part of the transaction, the Old Point.360 entered into employment and non competition agreements with three senior officers of Eden which fix responsibilities, salaries and other benefits and set forth limitations on the individual’s ability to compete with the Company for the term of the earn-out period (three years). Eden is a producer of computer generated visual effects for feature films, television program and commercial advertising content. All rights and obligations of these transactions were transferred to the Company in the Spin-off.

The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Goodwill	$2,071,000
Property, plant and equipment	107,000
Covenant not to compete	20,000
Total assets acquired	2,198,000

Liabilities assumed	(39,000)

Net assets acquired over liabilities, and purchase price.	$2,159,000

The operating results of Eden FX for the quarter and six months ended December 31, 2007 were as follows:

	Quarter	Six Months
Revenues	$1,458,000	$2,331,000
Cost of services	(1,053,000)	(1,935,000)

Gross margin (deficit)	405,000	396,000
Selling, general and Administrative expenses	(309,000)	(581,000)
Operating income (loss)	$96,000	$(185,000)

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

NOTE 7- SPIN-OFF TRANSACTION

Upon completion of the Spin-off and Merger and thereafter, DG FastChannel paid to the Company as part of the merger consideration cash of (i) $7 million in lieu of prepayment of the Company’s outstanding debt, (ii) $0.3 million for reimbursement of merger expenses and (iii) a $1.9 million for working capital of the ADS Business. The Company expects to receive approximately $0.4 million additional cash from DG FastChannel pursuant to the Working Capital Reconciliation Agreement among Old Point.360, DG FastChannel and the Company.

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

NOTE 8- STOCK OPTION PLAN

In May 2007, the Board of Directors approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, appreciation rights and restricted stock awards. There were no options issued and outstanding under the 2007 Plan as of December 31, 2007.

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

NOTE 9- STOCK RIGHTS PLAN

In July 2007, the Company implemented a stock rights program. Pursuant to the program, stockholders of record on August 7, 2007, received a dividend of one right to purchase for $10 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to the Company’s Common Stock and will also become attached to shares issued subsequent to August 7, 2007. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of the Company’s Common Stock. The rights will expire on August 6, 2017 and are redeemable at $0.0001 per right.

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

NOTE 10- SHAREHOLDER’S EQUITY

The Spin-off and Merger were completed on August 13, 2007. The following table analyzes the components of shareholders’ equity from June 30, 2007 to August 13, 2007 and the period from August 14, 2007 to December 31, 2007 (in thousands):

	Invested Equity	Common Stock		Paid-in Capital	Retained Earnings	Shareholders’ Equity
Balance June 30, 2007	$20,587		$-	$-	$-	$20,587
Net loss					(841)	(841)

Balance, August 13, 2007	$20,587				(841)	19,746
Formation of New 360	(20,587)		17,632	2,114	841	-
Payments by DGFC, Net of transaction expenses	-		-	7,131	-	7,131
Net loss	-		-	-	(470)	(470)

Balance, September 30, 2007	-		17,632	9,245	(470)	26,407
Additional transaction expenses	-		-	(2)	-	(2)
Net income	-		-	-	128	128

Balance, December 31, 2007		$	$ 17,632	$9,243	$(342)	$26,533

NOTE 11- RESTRUCTURING CHARGE

In the first quarter of fiscal 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

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

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and adding to our service offering.  Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships.  Also, growth can be achieved by acquiring similar businesses (for example, the acquisitions of IVC in July 2004 and Eden FX in March 2007) that can increase revenues by adding new customers, or expanding services provided to existing customers.

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

Three Months Ended December 31, 2007 Compared To Three Months Ended December 31, 2006.

Revenues. Revenues were $12.1 million for the three months ended December 31, 2007, compared to $11.4 million for the quarter ended December 31, 2006. The addition of Eden FX in March 2007 contributed $1.5 million of revenues in the 2007 period. Excluding the effect of Eden FX, revenues declined by $0.8 million or 7% from the prior period due to lower ordering patterns of our major studio customers. We expect revenues to be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In 2007, gross margin was 32.1% of sales, compared to 32.7% for the same period last year. The decrease in gross profit percentage is due to higher wages and benefits due to the addition of editors, graphic artists and others associated with Eden FX and to attract new business and general salary increases. Excluding Eden FX in the current period, gross margin would have been 32.7% in the current period. From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $3.8 million (31.5% of sales) in the 2007 period as compared to $3.4 million (29.3% of sales) in 2006. The difference is due to an increase of $0.3 million for Eden FX.

Operating Income Operating income was $0.1 million in 2007 compared to $0.4 million in 2006.

Interest Expense. Net Interest expense for 2007 was $0.0 million, a decrease of $0.1 million from 2006. The decrease was due to lower debt levels, offset partially by higher rates on remaining variable interest debt.

Net Income . Net income for 2007 was $0.1 million compared to $0.2 million in 2006.

Six Months Ended December 31, 2007 compared to Six Months Ended December 31, 2007

Revenues. Revenues were $22.5 million for the six months ended December 31, 2007, compared to $21.8 million for the period ended December 31, 2006. The addition of Eden FX in March 2007 contributed $2.3 million of revenues in the 2007 period. Excluding the effect of Eden FX, revenues declined by $1.7 million or 8% from the prior period due to lower ordering patterns of our major studio customers. We expect revenues to be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In 2007, gross margin was 27.8% of sales, compared to 31.2% for the same period last year. The decrease in gross profit percentage is due to higher wages and benefits due to the addition of editors, graphic artists and others associated with Eden FX and to attract new business and general salary increases. Excluding Eden FX in the current period, gross margin would have been 29.0%. From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $7.7 million (34.0% of sales) in the 2007 period as compared to $6.6 million (30.0% of sales) in 2006. An increase of $0.7 million was due to the addition of Eden FX.

Restructuring Costs In the first quarter of 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

Operating Income (Loss). Operating loss was $1.4 million in 2007 compared to a profit of $0.3 million in 2006. The operating loss in 2007 associated with Eden FX was $0.2 million. Restructuring costs contributed $0.5 million to the loss in 2007.

Interest Expense. Net Interest expense for 2007 was $0.1 million, a decrease of $0.1 million from 2006. The decrease was due to lower debt levels, offset partially by higher rates on remaining variable interest debt.

Net Loss. Net loss for 2007 was $1.1 million compared to a profit of $0.1 million in 2006.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On August 14, 2007 and thereafter, the Company received $7 million from DG FastChannel upon completion of the Merger. The Company also received approximately $2.2 million for reimbursement of merger expenses and prepayment for ADS Business working capital. The Company expects to receive an additional $0.4 million from DG FastChannel for ADS Business working capital.

On December 30, 2005, Old Point.360 entered a $10 million term loan agreement. The term loan provides for interest at LIBOR (4.91% at December 31, 2007) plus 3.15%, or 8.06% on that date, and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest. Both the December 2005 and March 2007 term loans were assumed by the Company in the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (i) prime (7.25% at December 31, 2007) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 7.25% or 7.41%, respectively, at December 31, 2007. The facility is secured by all of the Company’s assets, except for equipment securing term loans as described above.

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

The following table summarizes the December 31, 2007 amounts outstanding under our revolving line of credit and term loans:

Revolving credit	$-
Current portion of term loan	1,784,000
Long-term portion of term loan	3,751,000
Total	$5,535,000

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

The bank revolving credit agreement requires us to maintain a minimum “fixed charge coverage ratio.” Our fixed charge coverage ratio compares, on a rolling twelve-month basis, EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of December 31, 2007, the fixed charge coverage ratio was 1.07 as compared to a minimum requirement of 1.10. The bank waived compliance with the covenant for December 31, 2007.

We expect that amounts available under the revolving credit arrangement (approximately $4 million at December 31, 2007), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 - $3.0 million of capital expenditures for the next twelve months.

In March 2007, we acquired substantially all the assets of Eden FX for approximately $2.2 million in cash. The purchase agreement requires additional payments of $0.7 million, $0.9 million and $1.2 million in March of 2008, 2009 and 2010, respectively, if earnings during the three years after acquisition meet certain predetermined levels. The earnings level for calendar 2007 was not met; therefore, the 2008 payment will not be made.

The following table summarizes contractual obligations as of December 31, 2007 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Obligations	$5,535,000	$1,784,000	$3,751,000	$-	$-
Capital Lease Obligations	2,000	2,000	-	-	-
Operating Lease Obligations	22,340,000	3,542,000	4,647,000	3,637,000	10,514,000
Total	$27,877,000	$5,328,000	$8,398,000	$3,637,000	$10,514,000

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

Revenues. We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, adding special effects, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (commercial spot, movie, trailer, electronic press kit, etc.). The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements. Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $19.6 million as of December 31, 2007.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, Old Point.360 ceased to amortize approximately $26.3 million of goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002 and the Fiscal 2002 to 2007 tests performed as of September 30 of each year required no goodwill impairment. In the 2007 test performed as of September 30, 2007, we determined the fair value of the enterprise by independent appraisal. If future appraisals or future performances are affected by the factors cited above, resulting potential impairment could adversely affect the reported goodwill asset value and earnings.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of December 31, 2007 was $3.7 million. The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2007.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement FAS 109. This interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As the Company is responsible for the taxes resulting from Old Point.360’s operation prior to the Spin-off, the Company effectively adopted FIN 48 on January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. Old Point.360 and, consequently, the Company, are currently under audit by The U.S. Internal Revenue Service for calendar 2005. The Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position. As a result, upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes and is not applicable to us at this time.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will affect further acquisitions of the Company.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 has not yet affected the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $5.5 million at December 31, 2007 under term loan agreements. One term loan was subject to variable interest rates. The weighted average interest rate paid during the first six months of fiscal 2008 was 8.32%. For variable rate debt outstanding at December 31, 2007, a .25% increase in interest rates will increase annual interest expense by approximately $8,000. Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%-1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Recent history of losses.

•	Prior breach and changes in credit agreements and ongoing liquidity.

•	Our highly competitive marketplace.

•	The risks associated with dependence upon significant customers.

•	Our ability to execute our expansion strategy.

•	The uncertain ability to manage in a changing environment.

•	Our dependence upon and our ability to adapt to technological developments.

•	Dependence on key personnel.

•	Our ability to maintain and improve service quality.

•	Fluctuation in quarterly operating results and seasonality in certain of our markets.

•	Possible significant influence over corporate affairs by significant shareholders.

•	Our ability to operate effectively as a stand-alone, publicly traded company.

•	The cost associated with becoming compliant with the Sarbanes-Oxley Act of 2002, and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 by the date that we must comply with that section of the Sarbanes-Oxley Act.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2007, Form 10-K/T filed with the Securities and Exchange Commission may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally. Except to the extent of obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions too any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

POINT.360

DATE: February 12, 2008	By:	/s/ Alan R. Steel
Alan R. Steel Executive Vice President,
Finance and Administration (duly authorized officer and principal financial officer)