Form 10-Q
period 2008-03-31
Point.360
filed 2008-05-14
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008 or

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

☐ Yes ☑ No

As of March 31, 2008, there were 10,553,410 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POINT.360
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2008
		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,302,000	$12,420,000
Accounts receivable, net of allowances for doubtful accounts of $490,000 and $531,000, respectively	6,253,000	6,894,000
Inventories, net	555,000	555,000
Prepaid expenses and other current assets	868,000	804,000
Prepaid income taxes	1,535,000	1,760,000
Deferred income taxes	532,000	477,000
Total current assets	17,045,000	22,910,000

Property and equipment, net	11,330,000	9,202,000
Other assets, net	322,000	324,000
Goodwill	9,868,000	9,868,000
Total assets	$38,565,000	$42,304,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,497,000	$1,467,000
Accrued wages and benefits	2,216,000	1,621,000
Other accrued expenses	726,000	875,000
Due to parent company	1,614,000	-
Current portion of borrowings under notes payable	-	1,797,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	7,231,000	5,938,000

Deferred income taxes	4,216,000	4,226,000
Notes payable, less current portion	-	3,296,000
Due to parent company, less current portion	4,257,000	-
Deferred gain on sale of real estate, less current portion	2,274,000	2,134,000

Total long-term liabilities	10,747,000	9,656,000

Total liabilities	17,978,000	15,594,000

Commitments and contingencies	-	-

Shareholders’ equity
Parent company’s invested equity	20,587,000	-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 shares issued and outstanding on each date	-	17,632,000
Additional paid-in capital	-	9,270,000
Retained earnings (deficit)	-	(192,000)
Total shareholders’ equity	20,587,000	26,710,000

Total liabilities and shareholders’ equity	$38,565,000	$42,304,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2008	2007	2008
Revenues	$10,307,000	$11,284,000	$32,147,000	$33,785,000
Cost of services	(7,505,000)	(7,361,000)	(22,532,000)	(23,600,000)

Gross profit	2,802,000	3,923,000	9,615,000	10,185,000
Selling, general and administrative expense	(3,439,000)	(3,713,000)	(9,999,000)	(10,858,000)
Restructuring costs	-	-	-	(513,000)

Operating income (loss)	(637,000)	210,000	(384,000)	(1,186,000)
Interest expense	(121,000)	(49,000)	(401,000)	(398,000)
Interest income	1,000	7,000	72,000	293,000
Other income (expense)	-	100,000	-	100,000

Income (loss) before income taxes	(757,000)	269,000	(713,000)	(1,191,000)
(Provision for) benefit from income taxes	303,000	(119,000)	364,000	159,000

Net income (loss)	$(454,000)	$150,000	$(349,000)	$(1,032,000)

Earnings (loss) per share:
Basic:
Net income (loss)	$(0.04)	$0.01	$(0.03)	$(0.10)
Weighted average number of shares	10,553,410	10,553,410	10,553,410	10,553,410

Diluted:
Net income (loss)	$(0.04)	$0.01	$(0.03)	$(0.10)
Weighted average number of shares including the dilutive effect of stock options	10,553,410	10,553,410	10,553,410	10,553,410

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(349,000)	$(1,032,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,567,000	3,528,000
Provision for doubtful accounts	19,000	41,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	977,000	(681,000)
Decrease in inventories	(74,000)	1,000
(Increase) decrease in prepaid expenses and other current assets	1,386,000	(161,000)
(Increase) decrease in other assets	59,000	(3,000)
(Increase) decrease in deferred tax asset	1,150,000	54,000
Increase (decrease) in accounts payable	508,000	(1,030,000)
(Decrease) in accrued expenses	(603,000)	(445,000)
(Decrease) in income taxes payable	(2,097,000)	-
Increase in deferred taxes	(1,735,000)	10,000

Net cash provided by (used in) operating activities	2,808,000	282,000

Cash used in investing activities:
Capital expenditures	(1,750,000)	(1,400,000)
Amount paid for acquisitions	-	-
Net cash used in investing activities	(1,750,000)	(1,400,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(134,000)	(140,000)
Increase in goodwill	(1,219,000)	-
Change in revolving credit agreement	333,000	-
(Increase) decrease in invested equity	(1,346,000)	7,155,000
Increase (decrease) in notes payable	1,543,000	(774,000)
Repayment of capital lease and other obligations	(15,000)	(5,000)
Net cash provided by (used in) financing activities	(838,000)	6,236,000

Net increase (decrease) in cash	220,000	5,118,000
Cash and cash equivalents at beginning of period	31,000	7,302,000

Cash and cash equivalents at end of period	$251,000	$12,420,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$377,000	$402,000
Income tax	$1,631,000	$15,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

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

On August 14, 2007, pursuant to the terms of an Agreement and Plan of Merger and Reorganization among DG FastChannel, Inc. (“DG FastChannel”), Point.360 (“Old Point.360”) and New 360 (“the Company”), a wholly owned subsidiary of Old Point.360, (the “Merger Agreement”), Old Point.360 was merged into DG FastChannel, with DG FastChannel continuing as the surviving corporation (the “Merger”). Subsequent to the Merger, the Company changed its name back to Point.360.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K/T for the period ended June 30, 2007.

Earnings Per Share

The pro forma weighted number of outstanding shares prior to March 31, 2008 represents the number of Company shares outstanding upon consummation of the separation. The subsequent weighted number of shares outstanding reflects the dilutive effect of stock options issued since that date.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, Old Point.360 entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR (2.93% as of March 31, 2008) plus 3.15%, or 6.08% on that date, and is secured by equipment. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay a previously existing term loan. In March 2006, Old Point.360 prepaid $4 million of the term loan. Monthly principal payments were subsequently reduced pro rata.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

The Company assumed both term loan agreements upon the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit. The two-year agreement provides for interest at either (i) prime (5.25% as of March 31, 2008) minus 0% - 1.00% or (ii) LIBOR plus 1.5% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 5.00% and 5.18%, respectively, on March 31, 2008. The facility is secured by all of the Company’s assets, except for equipment securing the term loans. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in both the revolving and term loan agreements.

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

NOTE 5- ACQUISITION

On March 7, 2007, Old Point.360 acquired substantially all of the assets and business of Eden FX, Inc. (“Eden”) for $2.2 million in cash. The purchase agreement requires possible additional payments of $0.7 million, $0.9 million and $1.2 million in 2008, 2009 and 2010, respectively, if earnings before interest, taxes, depreciation and amortization during the three years after the acquisition reach certain predetermined levels. No additional payment will be made in 2008 since the 2007 predetermined level was not met. As part of the transaction, the Old Point.360 entered into employment and non competition agreements with three senior officers of Eden which fix responsibilities, salaries and other benefits and set forth limitations on the individual’s ability to compete with the Company for the term of the earn-out period (three years). Eden is a producer of computer generated visual effects for feature films, television programs and commercial advertising content. All rights and obligations of these transactions were transferred to the Company in the Spin-off.

The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Goodwill	$2,071,000
Property, plant and equipment	107,000
Covenant not to compete	20,000
Total assets acquired	2,198,000

Liabilities assumed	(39,000)

Net assets acquired over liabilities, and purchase price.	$2,159,000

The operating results of Eden FX for the quarter and nine months ended March 31, 2008 were as follows:

	Quarter	Nine Months
Revenues	$1,045,000	$3,376,000
Cost of services	(787,000)	(2,722,000)

Gross margin (deficit)	258,000	654,000
Selling, general and Administrative expenses	(308,000)	(889,000)
Operating income (loss)	$(50,000)	$(235,000)

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

The Company assumed all liability for income taxes of Old Point.360 related to operations prior to the Spin-off and Merger. Effectively, the Company therefore adopted FIN 48, effective January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Old Point.360, and consequently, the Company, were last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. Old Point.360, and consequently, the Company, are currently under audit by the U.S. Internal Revenue Service for calendar 2005. The Company believes that its income tax filing positions and deductions for 2005 and later periods will be sustained and does not anticipate any adjustments that will result in a material change to its financial position. As a result, upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE 7- SPIN-OFF TRANSACTION

Upon completion of the Spin-off and Merger and thereafter, DG FastChannel paid to the Company as part of the Merger consideration cash of (i) $7 million in lieu of prepayment of the Company’s outstanding debt, (ii) $0.3 million for reimbursement of merger expenses and (iii) $1.9 million for working capital of the ADS Business. The Company expects to receive approximately $0.4 million additional cash from DG FastChannel pursuant to the Working Capital Reconciliation Agreement among Old Point.360, DG FastChannel and the Company.

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

•
the payment of the estimated amount of $2.3 million to the Company by DG FastChannel to compensate the Company for working capital and transaction related expenses transferred by Old Point.360 to DG FastChannel in the merger of Old Point.360 into DG FastChannel.

	June 30, 2007
(in thousands)	Historical	Separation Adjustments		Separation Pro Forma
Cash and cash equivalents	$7,302	$2,300	(a)	$16,602
		7,000	(b)

Invested equity	$20,587	$(20,587)	(c)	$—

Common stock	—	20,587	(c)	$20,587

Additional paid-in capital	—	7,000	(b)	9,300
		2,300	(a)

Total invested/shareholder’s equity	$20,587	$9,300		$29,887

_____________

(a)	Represents the receipt of the estimated amount of $2.3 million from DG FastChannel in payment for Old Point.360’s working capital (other than the Company’s working capital).
(b)	Represents the payment of $7 million to the Company as provided in the Merger Agreement.
(c)
Represents the reclassification of invested equity to common stock upon the contribution of Old Point.360’s post-production net assets to the Company and the distribution of the Company’s common stock to Old Point.360’s shareholders.

NOTE 8- STOCK OPTION PLAN, STOCK-BASED COMPENSATION

In May 2007, the Board of Directors approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, appreciation rights and restricted stock awards.

Under the 2007 Plan, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company’s common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Board, except that no option can be exercised later than ten years from the grant date. The stock options generally vest in one to five years.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (loss). Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarter and nine-months ended March 31, 2008 included compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-Q is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-asses the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the periods ended March 31, 2008 was $27,000 ($15,000 net of tax benefit).

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Sholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions under SAB 107.

During the quarter ended March 31, 2008, the Company granted awards of stock options for 1,045,600 shares at an average market price of $1.79 per share, which represent the only options outstanding as of March 31, 2008. The estimated fair value of all awards granted during the quarter ended March 31, 2008 was $890,000. The total fair value of options expensed during the quarter and nine-months ended March 31, 2008 was $27,000. The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

Risk-free interest rate	3.02%
Expected term (years)	5.0
Volatility	51%
Expected annual dividends	-

The following table summarizes the status of the 2007 Plan as of March 31, 2008:

Options originally available	2,000,000
Stock options outstanding	1,045,600
Options available for grant	954,400

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2007	-	$-

Granted during fiscal 2008	1,045,600	1.79
Exercised fiscal 2008	-	-
Cancelled fiscal 2008	-	-

Balance at March 31, 2008	1,045,600	$1.79

As of March 31, 2008, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.9 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2008 were as follows:

As of March, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees – Outstanding	1,045,600	$1.79	4.88	$-
Employees – Expected to Vest	951,040	$1.79	4.88	$-
Employees – Exercisable	-	$-	-	$-

Additional information with respect to outstanding options as of March 31, 2008 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	1,046	4.9 Years	$1.79	-	$1.79

We have elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

No triggering events occurred in the quarter ended March 31, 2008

NOTE 10- SHAREHOLDER’S EQUITY

The Spin-off and Merger were completed on August 13, 2007. The following table analyzes the components of shareholders’ equity from June 30, 2007 to August 13, 2007 and the period from August 14, 2007 to March 31, 2008 (in thousands):

	Invested Equity	Common Stock	Pain-in Capital	Retained Earnings	Shareholders’ Equity

Balance June 30, 2007	$20,587	$-	$-	$-	$20,587
Net loss	-	-	-	(841)	(841)

Balance, August 13, 2007	20,587	-	-	(841)	19,746
Formation of New 360	(20,587)	17,632	2,114	841	-
Payments by DGFC, net of transaction expenses	-	-	7,131	-	7,131
Net loss	-	-	-	(470)	(470)

Balance, September 30, 2007	-	17,632	9,245	(470)	26,407
Additional transaction expenses	-	-	(2)	-	(2)
Net income	-	-	-	128	128

Balance, December 31, 2007	-	17,632	9,243	(342)	26,533
FAS 123R option expense	-	-	27	-	27
Net Income	-	-	-	150	150
Balance, March 31, 2008	$-	$17,632	$9,270	$(192)	$26,710

NOTE 11- RESTRUCTURING CHARGE

In the first quarter of fiscal 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments totaling $513,000 were treated as restructuring costs.

NOTE 12- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such items and prices determined in the sole discretion of management in an amount not to exceed 20% of the Company’s net cash on hand (defined as cash less outstanding current and long-term debt). No shares had been purchased under the plan as of March 31, 2008.

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

We operate in a highly competitive environment in which customers desire a broad range of services at a reasonable price.  There are many competitors offering some or all of the services provided by us.  Additionally, some of our customers are large studios, which also have in-house capabilities that may influence the amount of work outsourced to companies like Point.360. We attract and retain customers by maintaining a high service level at reasonable prices.

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and adding to our service offering.  Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships.  Also, growth can be achieved by acquiring similar businesses (for example, the acquisitions of IVC in July 2004 and Eden FX in March 2007) that can increase revenues by adding new customers, or expanding current services to existing customers.

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

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Revenues. Revenues were $11.3 million for the three months ended March 31, 2008, compared to $10.3 million for the quarter ended March 31, 2007. The addition of Eden FX in March 2007 contributed $1.0 million of revenues in the 2008 period. Excluding the effect of Eden FX, revenues were $0.1 million lower than the prior period. We expect revenues to be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In 2008, gross margin was 34.8% of sales, compared to 27.2% for the same period last year. The increase in gross profit percentage is due to lower material, wages and depreciating costs as a percentage of sales, offset somewhat by higher wages and benefits due to the addition of editors, graphic artists and others associated with Eden FX. Excluding Eden FX in the current period, gross margin would have been 35.8% in the current period. From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $3.7 million (32.9% of sales) in the 2008 period as compared to $3.4 million (33.4% of sales) in 2007. The difference is due to an increase of $0.3 million for Eden FX.

Operating Income. Operating income was $0.2 million in 2008 compared to a $0.6 million operating loss in 2007.

Interest Expense. Net interest expense for 2008 was $0.0 million, a decrease of $0.1 million from 2007. The decrease was due to lower debt levels, offset partially by higher rates on remaining variable interest debt.

Net Income. Net income for 2008 was $0.2 million compared to a $0.5 million loss in 2007.

Nine Months Ended March0 31, 2008 Compared to Nine Months Ended March 31, 2007

Revenues. Revenues were $33.8 million for the nine months ended March 31, 2008, compared to $32.1 million for the period ended March 31, 2007. The addition of Eden FX in March 2007 contributed $3.4 million of revenues in the 2008 period. Excluding the effect of Eden FX, revenues declined by $1.7 million or 5% from the prior period due to lower ordering patterns of our major studio customers. We expect revenues to be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In 2008, gross margin was 30.1% of sales, compared to 29.9% for the same period last year. The increase in gross profit percentage is due to lower material, wages and depreciation costs as a percentage of sales, offset somewhat by higher wages and benefits due to the addition of editors, graphic artists and others associated with Eden FX. Excluding Eden FX in the current period, gross margin would have been 31.3%. From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $10.9 million (32.1% of sales) in the 2008 period as compared to $10.0 million (31.1% of sales) in 2007. An increase of $0.9 million was due to the addition of Eden FX.

Restructuring Costs. In the first quarter of 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

Operating Income (Loss). Operating loss was $1.2 million in 2008 compared to $0.4 million in 2007. The operating loss in 2008 associated with Eden FX was $0.2 million. Restructuring costs contributed $0.5 million to the loss in 2008.

Interest Income and Expense. Interest expense for 2008 and 2007 was $0.4 million. Interest income in 2008 was $0.3 million compared to $0.1 million in 2007, the increase being due to higher cash balances resulting from the Merger and Spin-off transactions.

Net Loss. Net loss for 2008 was $1.0 million compared to $0.3 million in 2007.

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

On December 30, 2005, Old Point.360 entered a $10 million term loan agreement. The term loan provides for interest at LIBOR (2.93% at March 31, 2008) plus 3.15%, or 6.08% on that date, and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest. Both the December 2005 and March 2007 term loans were assumed by the Company in the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (i) prime (5.75% at March 31, 2008) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 5.0% or 5.18%, respectively, at March 31, 2008. The facility is secured by all of the Company’s assets, except for equipment securing term loans as described above.

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

The following table summarizes the March 31, 2008 amounts outstanding under our revolving line of credit and term loans:

Revolving credit	$-
Current portion of term loan	1,797,000
Long-term portion of term loan	3,296,000
Total	$5,093,000

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

The bank revolving credit agreement requires us to maintain a minimum “fixed charge coverage ratio.” Our fixed charge coverage ratio compares, on a rolling twelve-month basis, EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of March 31, 2008, the fixed charge coverage ratio was 1.23 as compared to a minimum requirement of 1.10.

We expect that amounts available under the revolving credit arrangement (approximately $3.8 million at March 31, 2008), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 – $3.0 million of capital expenditures for the next twelve months.

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

The following table summarizes contractual obligations as of March 31, 2008 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$5,093,000	$1,797,000	$3,296,000	$-	$-
Long Term Debt Interest Obligations (1)	484,000	286,000	198,000	-	-
Operating Lease Obligations	21,375,000	2,868,000	4,651,000	3,645,000	10,211,000
Total	$26,952,000	$4,951000	$8,145,000	$3,645,000	$10,211,000

 (1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

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

We will continue to consider the acquisition of businesses which compliment our current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loans. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $19.1 million as of March 31, 2008.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of March 31, 2008 was $3.7 million. The Company did not record a valuation allowance against its deferred tax assets as of March 31, 2008.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement FAS 109. This interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As the Company is responsible for the taxes resulting from Old Point.360’s operation prior to the Spin-off, the Company effectively adopted FIN 48 on January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. Old Point.360 and, consequently, the Company, are currently under audit by The U.S. Internal Revenue Service for calendar 2005. The Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position. As a result, upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes and is not applicable to us at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2009. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will affect further acquisitions by the Company.

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

In January 2008, the SEC issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 100”) which amends Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 110 allows for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of expected term of so-called “plain vanilla” stock options accounted for under FAS 123R. SAB 110 amends SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. The adoption of SAB 110 did not have a significant effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161. “Disclosures about Derivative Instruments and Hedging Activities– an amendment of FASB Statement No, 133” (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for financial statements issued after November 15, 2008. The adoption of FAS 161 will not have a significant effect on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market Risk. The Company had borrowings of $5.1 million on March 31, 2008 under term loan agreements. One term loan was subject to variable interest rates. The weighted average interest rate paid during the first nine months of fiscal 2008 was 7.96%. For variable rate debt outstanding at March 31, 2008, a .25% increase in interest rates will increase annual interest expense by approximately $8,000. Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%-1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls

Pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act rule 13a-15(f) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on the evaluation, no such change occurred during such period.

The Company is a “smaller reporting company” for the fiscal 2008; accordingly, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not be applicable to the Company until the end of the fiscal year ended June 30, 2009.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 1A.	RISK FACTORS

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided on our web site.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2007, Form 10-K/T filed with the Securities and Exchange Commission may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally. Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions too any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

POINT.360

DATE: May 14, 2008	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)