Form 10-K
period 2008-06-30
Point.360
filed 2008-09-19
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2007) was approximately $16 million. As of August 14, 2008, there were 10,493,410 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on November 12, 2008 are incorporated by reference in Part III of this report.

EXPLANATORY NOTE

This Form 10-K includes restatements for the years ended December 31, 2005 and 2006, the six months ended June 30, 2007 and for the interim periods for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 that amend, restate and adjust the following:

•	consolidated balance sheets for stated periods;
•	consolidated statements of invested and shareholders’ equity for the years ended December 31, 2005 and 2006 and the six months ended June 30, 2007;
•	certain financial data for the quarterly periods ended September 30, 2007, December 31, 2007 and March 31, 2008; and
•	certain footnotes to the above financial statements.

This Form 10-K also reflects the restatement of selected balance sheet data in “Selected Financial Data” in Item 6 for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and June 30, 2007.

We have not filed amendments to our previously filed Form 10-K/T for the six months ended June 30, 2007 or to our previously filed Forms 10-Q for the interim periods affected by the restatement. The consolidated financial statements and financial information, as previously filed, should no longer be relied upon. The related audit report of Singer Lewak, LLP, our independent registered public accounting firm, with respect to the consolidated financial statements referred to in this paragraph, should also no longer be relied upon. The previously filed information reported for the periods referred to in the previous paragraph is superseded by the information contained in this Form 10-K.

For additional information, see Notes 13 and 14 to our consolidated financial statements beginning on page 45 of this Form 10-K.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of this Form 10-K may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” below, in connection with considering any forward-looking statements that may be made in this Form 10-K and elsewhere by us and our businesses generally. Except to the extent of obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

The Company, previously part of Old Point.360, was spun off to Old Point.360’s shareholders on August 14, 2007. References to the activities of the Company prior to the spin-off refer to those of Old Point.360’s post production business which constitutes the continuing operations of the Company.

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

Broadcast Encoding. We provide encoding services for tracking broadcast airplay of spots or television programming. Using a process called VEIL encoding; a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from standard television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted airtime. We provide VEIL encoding services for a number of our motion picture studio clients to enable them to customize their promotional material. We also provide ICE encoding services which enable us to place codes within the audio portion of a video, thereby enhancing the overall quality of the encoded video.

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

Visual Effects. We provide visual effects for feature films, television programs and commercial advertising content. Content creation across all media is in continual need of highly realistic, imaginative and intriguing visual effects. Due to the lower costs of digital content as compared to the cost of live production, more heightened “realism” has been made possible by today’s highly skilled artists using sophisticated software. This offers producers of films, TV programs and commercials more production flexibility and time savings.

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

Customers

Point.360 has added customers through acquisitions and by delivering a favorable mix of reliability, timeliness, quality and price. The integration of our facilities has given our customers a time advantage in the ability to deliver broadcast quality material. We market our services to major and independent motion picture and television production companies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. Our motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, NBC Universal, Warner Bros., Metro-Goldwyn-Mayer and Paramount Pictures.

We solicit the motion picture and television industries to generate revenues. In the fiscal year ended December 31, 2006, the six months ended June 30, 2007 and the fiscal year ended June 30, 2008, five major motion picture studios accounted for approximately 58%, 56% and 52% of Point.360’s revenues, respectively, while sales to Twentieth Century Fox and affiliates comprised 33%, 34% and 26% of revenues in those periods, respectively. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

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

We have a sales and customer service staff of approximately 39 people, and we provide services 24 hours per day. This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver.

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

Employees

The Company had 304 full-time employees as of June 30, 2008. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this Form 10-K. The risk factors have been separated into three groups: (1) risks relating to our business, (2) risks relating to the separation of New 360 from Point.360, and (3) risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Relating to Point.360’s Business

We have a history of losses, and we may incur losses in the future.

Point.360 had losses in the fiscal years ended June 30, 2007 and 2008 and in each of the four fiscal years ended December 31, 2006 due, in part, to increased price competition, the cost of being a publicly traded company and a number of unusual charges. There is no assurance as to future profitability on a quarterly or annual basis.

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

Although we were in a cash positive position as of June 30, 2008 and expect to be for the foreseeable future, if we continue to incur losses in the future as a separate company, there is a risk that we will default under financial covenants contained in any new credit agreements and/or will not be able to pay off revolving or term loans when due. If a default condition exists in future banking arrangements, all amounts that may be outstanding under the new agreements will be due and payable which could materially and adversely affect our business.

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

Although we have an active client list of approximately 1,900 customers, five motion picture studios and and/or their affiliates accounted for approximately 52%, 58%, 56% and 52% of our revenues in calendar years 2005 and 2006, and the fiscal years ended June 30, 2007 and 2008, respectively. Twentieth Century Fox (and affiliates) was the only customer which accounted for more than 10% of sales in any of the periods, or 26% and 33% in calendar years 2005 and 2006, and 34% and 26% in the fiscal years ended June 30, 2007 and 2008, respectively. If one or more of these companies were to stop using our services, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact those industries.

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

Our business is dependent on our ability to meet the current and future demands of our customers, which demands include reliability, timeliness, quality and price. Any failure to do so, whether or not caused by factors within our control could result in losses to such clients. Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted and dissatisfied customers may refuse to place further orders with the Company in the event of a significant occurrence of lost elements, either of which could have a material adverse effect on our financial condition, results of operations and prospects. Although we maintain insurance against business interruption, such insurance may not be adequate to protect us from significant loss in these circumstances and there is no assurance that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business. In addition, our ability to deliver services within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone, internet or satellite service providers.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future.

Our operating results have varied in the past, and may vary in the future, depending on factors such as sales volume fluctuations due to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, general economic factors and other factors. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others. For example, the 12,000-member Writer’s Guild of America began a strike on November 5, 2007 which affected portions of our business. In any period our revenues are subject to variation based on changes in the volume and mix of services performed during the period. It is possible that in a future quarter our operating results will be below the expectations of equity research analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

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

We have no operating history as a separate public company, and our historical and pro forma financial information is not necessarily representative of the results we would have achieved as a separate publicly traded company, and may not be a reliable indicator of our future results.

The historical and pro forma financial information included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•
Prior to our August 14, 2007 separation from Old Point.360, our business has been operated by Old Point.360 as part of its broader corporate organization, rather than as an independent company. Old Point.360 performed various corporate functions for the post-production business, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002) and external reporting. Our historical and pro forma financial results reflect allocations of corporate expenses from Old Point.360 for these and similar functions based on the relationship of our sales to sales of Old Point.360 for certain administrative functions necessary to complete the sales cycle (sales, personnel, billing, accounting, etc.), specific balance sheet accounts comprising long-lived assets (term loan interest expense) and net working capital (revolving loan interest expense), and other measurements. We believe that these allocations are comparable to the expenses we would have incurred had we operated as a separate publicly traded company, although there is a risk that we may incur higher expenses as an independent company.

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

Risks Relating to the Company’s Common Stock

A trading market that will provide adequate liquidity for our common stock may not develop. In addition, the market price of our shares may fluctuate widely.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been or may be granted to our directors, officers and employees. We have adopted the 2007 Equity Incentive Plan, which provides for the grant of equity based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants.

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

ITEM 1. B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Company currently owns or leases 6 facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2009 to 2021. The following table sets forth the location and approximate square footage of the Company's properties:

Square Footage
Hollywood, CA (leased)	32,000
Hollywood, CA (leased)	8,000
Burbank, CA (owned)	32,000
Burbank, CA (leased)	45,500
Los Angeles, CA (leased)	64,600
Los Angeles, CA (leased)	13,400

ITEM 3. LEGAL PROCEEDINGS

In July 2008, the Company was served with a complaint filed in the Superior Court of the State of California for the County of Los Angeles by Aryana Farshad and Aryana F. Productions, Inc. (“Farshad”). The complaint alleges that Point.360 and its janitorial cleaning company failed to exercise reasonable care for the protection and preservation of Farshad’s film footage which was lost. As a result of the defendant’s negligence, Farshad claims to have suffered damages in excess of $2 million and additional unquantified general and special damages. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome will have a material effect on the financial condition or results of operation of the Company.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the period covered by this report.

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

	Common Stock
	Low	High
Year Ended June 30, 2008
First Quarter	$2.00	$2.59
Second Quarter	$1.80	$2.24
Third Quarter	$1.25	$2.01
Fourth Quarter	$1.50	$1.75

On August 31, 2008, the closing sale price of the Common Stock as reported on the NASDAQ Global Market $1.39 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

Dividends

Neither the Company nor Old Point.360 have paid dividends on its Common Stock. The Company’s ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Stock Repurchases

The Company did not repurchase any shares of its Common Stock during the fiscal year ended June 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to each of the calendar years 2003 to 2006, and the fiscal years ended June 30, 2007 and 2008 have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

The amounts of Invested Equity in Selected Balance Sheet Data below as of December 31, 2003, 2004, 2005 and 2006, and as of June 30, 2007 have been restated to reflect the matters described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Notes 13 and 14 to our consolidated financial statements included elsewhere in this report.

					Six Months Ended June 30,		Year Ended June 30,
Statement of Income (Loss) Data	2003	2004	2005	2006	2006	2007	2007	2008
	(unaudited)				(unaudited)		(unaudited)

Revenues	$37,542	$38,588	$43,059	$43,533	$21,692	$20,850	$42,691		$45,150
Cost of services sold	(25,774)	(27,958)	(29,472)	(29,976)	(14,948)	(15,760)	(30,788)		(31,156)

Gross profit	11,769	10,631	13,587	13,557	6,744	5,090	11,903		13,994

Selling, general and administrative expense	(11,627)	(13,649)	(14,972)	(13,554)	(6,995)	(7,071)	(13,631)		(15,124)

Operating income (loss)	142	(3,018)	(1,385)	3	(251)	(1,981)	(1,728)		(1,130)

Interest expense, net	(1,644)	(654)	(1,280)	(659)	(448)	(263)	(473)		(205)

Other income	-	-	-	-	-	-	-		100

Benefit from income tax	604	1,489	1,045	342	280	607	668		292

Net income (loss)	$(899)	$(2,183)	$(1,620)	$(314)	$(419)	$(1,637)	$(1,533)	$	(943)

Pro forma earnings (loss) per share				$(0.03)	$(0.04)	$(0.16)	$(0.15)		$(0.09)

Pro forma weighted average common share outstanding				10,554	10,554	10,554	10,554		10,554

	Year Ended December 31,								Year Ended June 30,
Other Data	2003		2004		2005		2006		2007		2008
	(unaudited)						(unaudited)		(unaudited)
Capital expenditures	$1,981		$4,014		$2 ,317		$2,064		$839		$2,037

Selected Balance Sheet Data

Cash and cash equivalents	$8,006		$668		$595		$—		$7,302		$13,056

Working capital (deficit)	4,170		1,565		(234)		1,325		9,814		16,497

Property and equipment, net	13,431		29,437		26,474		12,850	(1)	11,330		8,667

Total assets	37,935		49,108		47,229		33,482	(1)	38,103		42,358

Due to parent company	13,683		17,126		17,416		5,690	(1)	5,871		-

Invested or Shareholders’ Equity	18,002	(2)	20,541	(2)	19,757	(2)	17,424	(2)	24,035	(2)	30,800

(1)
On March 29, 2006, Old Point.360 sold and leased back its Media Center facility. Proceeds were used to repay debt. See Notes 4 and 5 of the notes to consolidated financial statements included elsewhere herein.

(2)	Represents Old Point.360’s invested equity in the Company restated as follows:

	Year Ended December 31,				Year Ended June 30,
	2003	2004	2005	2006	2007
	(unaudited)			(unaudited)	(unaudited)
Invested Equity as originally reported	$14,554	$17,093	$16,309	$13,976	$20,587
Correction	3,448	3,448	3,448	3,448	3,448

As restated	$18,002	$20,541	$19,757	$17,424	$24,035

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

Between January 1, 2003 and June 30, 2007, Old Point.360 completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 3 to our consolidated financial statements for a discussion of the acquisitions for the annual periods ended 2004, 2005 and 2006 and the first six months of 2007, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant portions of the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of this Form 10-K, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

In conjunction with the merger of Old Point.360 into DG FastChannel, we changed our fiscal year end from December 31 to June 30, a date closer to the transaction. The following table sets forth the amount and percentage relationship to revenues of certain items included within our consolidated statement of income (loss) for the twelve month periods ended June 30, 2007 (unaudited) and June 30, 2008. The commentary below is based on these financial statements (in thousands).

	Twelve Months Ended June 30,
	2007		2008
	Amount	Percent of Revenues	Amount	Percent of Revenues
	(unaudited)
Revenues	$42,691	100.0	$45,150	100.0
Costs of services sold	(30,788)	(72.1)	(31,156)	(69.0)
Gross profit	11,904	27.9	13,994	31.0
Selling, general and administrative expense	(10,395)	24.3	(14,491)	(32.1)
Restructuring costs	-	-	(513)	(1.1)
Allocation of Old Point.360 corporate expenses	(3,236)	7.6	(120)	(0.3)
Operating income (loss)	(1,727)	(4.0)	(1,130)	(2.5)
Interest expense, net	(473)	(1.1)	(105)	(0.2)
Benefit from income taxes	668	1.6	292	0.6
Net income (loss)	$(1,532)	(3.6)	$(943)	(2.1)

Twelve Months Ended June 30, 2008 Compared to Twelve Months Ended June 30, 2007 (unaudited)

Revenues. Revenues were $45.2 million for the twelve months ended June 30, 2008, compared to $42.7 million for the twelve months ended June 30, 2007 (unaudited). The addition of Eden FX in March 2007 contributed an additional $3.5 million of revenues in the 2008 period. Excluding the net effect of Eden FX, revenues declined by $1.0 million or 2.5% from the prior period. We expect revenues to be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit. In 2008, gross margin was 31.0% of sales, compared to 27.9% for the same period last year. The increase in gross profit percentage is due to the contribution of Eden FX as compared to last year and the elimination of a facility (see “restructuring charge” below). Additionally, headcount was reduced by 37 employees during fiscal 2008, offset by normal wage and facility rent increases. From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $14.5 million (32.1% of sales) in the 2008 period as compared to $13.6 million (31.9% of sales) in 2007. Approximately $0.9 of the increase was due to the addition of Eden FX for an entire year.

Restructuring Costs. In the first quarter of 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

Allocation of Point.360 Corporate Expenses. Corporate expense allocation in the 2008 period was $0.1 million, or 0.3% of sales, compared to $3.2 million, or 7.6% of sales in 2007. Such amounts are included in the explanation of SG&A variances above.

Operating Income (Loss). Operating loss was $1.1 million in 2008 compared to a loss of $1.7 million in 2007.

Interest Expense, Net. Interest expense, net for 2008 was $0.1 million, a decrease of $0.4 million from 2007. The decrease was due to lower debt levels and payment of revolving credit debt with the proceeds of employee stock option exercises, offset partially by higher rates on remaining variable interest debt. Interest income in 2008 was $0.3 million, an increase of $0.3 million from 2007 due to higher cash balances.

Net Loss. Net loss for 2008 was $0.9 million compared to $1.5 million in 2007.

The following table sets forth the amount and percentage relationship to revenues of certain items included within Point.360’s consolidated statement of income (loss) for the six months ended June 30, 2006 and 2007. The commentary below is based on these financial statements (in thousands).

	Six Months Ended June 30,
	2006		2007
	Amount	Percent of Revenues	Amount	Percent of Revenues
	(unaudited)

Revenues	$21,642	100.0	$20,850	100.0
Costs of services sold	(14,948)	(68.9)	(15,760)	(75.6)
Gross profit	6,744	31.1	5,090	24.4
Selling, general and administrative expense	(5,303)	(24.4)	(5,590)	(26.8)
Allocation of Old Point.360 corporate expenses	(1,692)	(7.8)	(1,481)	(7.1)
Operating income (loss)	(251)	(1.2)	(1,981)	(9.5)
Interest expense, net	(448)	(2.0)	(263)	(1.2)
Benefit from income taxes	280	1.3	607	3.8
Net income (loss)	$(419)	(1.9)	$(1,637)	(7.0)

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

Interest Expense, Net. Interest expense, net for 2007 was $0.3 million, a decrease of $0.1 million from 2006. The decrease was due to lower debt levels resulting from the sale/leaseback transaction and payment of revolving credit debt with the proceeds of employee stock option exercises, offset partially by higher rates on remaining variable interest debt.

Net Loss. Net loss for 2007 was $1.6 million compared to $0.4 million in 2006.

The following table sets forth the amount and percentage relationship to revenues of certain items included within Point.360’s consolidated statement of income (loss) for the years ended December 31, 2006 and 2005. The commentary below is based on these financial statements (in thousands).

	Year Ended
	December 31, 2005		December 31, 2006
	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$43,059	100.00	$43,533	100.0
Costs of services sold	(29,472)	(68.4)	(29,976)	(68.9)
Gross profit	13,587	31.6	13,557	31.1
Selling, general and administrative expense	(11,201)	(26.0)	(10,108)	(23.2)
Allocation of Old Point.360 corporate expenses	(3,771)	(8.8)	(3,446)	(7.9)
Operating income (loss)	(1,385)	(3.2)	3	-
Interest expense, net	(1,280)	(3.0)	(659)	(1.5)
Benefit from income taxes	1,045	2.4	342	0.7
Net income (loss)	$(1,620)	(3.8)	$(314)	(0.1)

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

Interest Expense, Net. Interest expense, net for 2006 was $0.7 million, a decrease of $0.6 million from 2005. The decrease was due to lower debt levels resulting from the sale/leaseback transaction offset partially by higher rates on remaining variable interest debt.

Net Loss. Net loss for 2006 was $0.3 million compared to $1.6 million in 2005.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-K.

On August 14, 2007 and thereafter, the Company received $7 million from DG FastChannel upon completion of the Merger. The Company also received approximately $2.2 million for reimbursement of merger expenses and prepayment for ADS Business working capital. The Company expects to receive an additional $0.4 million from DG FastChannel for ADS Business working capital.

On December 30, 2005, Old Point.360 entered a $10 million term loan agreement. The term loan provides for interest at LIBOR (2.91% at June 30, 2008) plus 3.15%, or 6.06% on that date, and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest. Both the December 2005 and March 2007 term loans were assumed by the Company in the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (i) prime (5.00% at June 30, 2008) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 4.50% or 4.91%, respectively, at June 30, 2008. The facility is secured by all of the Company’s assets, except for equipment securing term loans as described above.

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

The following table summarizes the June 30, 2008 amounts outstanding under our revolving line of credit and term loans:

Revolving credit	$-
Current portion of term loan	1,811,000
Long-term portion of term loan	2,839,000
Total	$4,650,000

Monthly and annual principal and interest payments due under the term debt are approximately $193,000 and $2.3 million, respectively, assuming no change in interest rates.

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998. Pursuant to the Note, the Company borrowed $6.0 million payable in monthly installments of principal and interest on a fully amortized bases over 30 years. The mortgage debt is secured by the land and building. The resulting annual mortgage and interest payments on the Note will be approximately $0.2 million less than the annual rent payments on the property at the time of the transaction.

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

The bank revolving credit agreement requires us to maintain a minimum “fixed charge coverage ratio.” Our fixed charge coverage ratio compares, on a rolling twelve-month basis, EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of June 30, 2008, the fixed charge coverage ratio was 1.37 as compared to a minimum requirement of 1.10.

We expect that amounts available under the revolving credit arrangement (approximately $3.8 million at June 30, 2008), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 – $3.0 million of capital expenditures for the next twelve months.

In March 2007, we acquired substantially all the assets of Eden FX for approximately $2.2 million in cash. The purchase agreement requires additional payments of $0.7 million, $0.9 million and $1.2 million in March of 2008, 2009 and 2010, respectively, if earnings during the three years after acquisition meet certain predetermined levels. The earnings level for calendar 2007 was not met; therefore, the 2008 payment was not made. No possible additional payments have been accrued in the financial statements as of June 30, 2008.

The following table summarizes contractual obligations as of June 30, 2008 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$4,650,000	$1,811,000	$2,839,000	$-	$-
Long Term Debt Interest Obligations (1)	400,000	254,000	146,000	-	-
Operating Lease Obligations	20,434,000	2,219,000	4,651,000	3,657,000	9,907,000
Total	$25,483,000	$4,283,000	$7,635,000	$3,657,000	$9,907,000

(1)	Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

The table below summarizes contractual obligations as of June 30, 2008 due in the future including obligations related to a mortgage note for the July 2008 purchase of real estate (see Note 14 - Subsequent Events of Notes to Consolidated Financial Statements elsewhere in this Form 10-K):

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$10,649,000	$1,860,000	$2,968,000	$148,000	$5,673,000
Long Term Debt Interest Obligations (1)	8,296,000	612,000	994,000	830,000	5,860,000
Operating Lease Obligations	20,434,000	2,219,000	4,651,000	3,657,000	9,907,000
Total	$39,379,000	$4,691,000	$8,613,000	$4,635,000	$21,440,000

(1)	Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $9.9 million as of June 30, 2008.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, Old Point.360 ceased to amortize approximately $26.3 million of goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002 and the Fiscal 2002 to 2007 tests performed as of September 30 of each year required no goodwill impairment. On August 14, 2007, the Company was formed by a spin-off transaction (see Note 12 – Sale of ADS Distribution Business in the accompanying financial statements), and a certain portion of Old Point.360’s goodwill was assigned to the Company (see Note 3-Acquisitions for a description of the allocation methodology). In the 2008 test performed as of June 30, 2008, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for 2009 and subsequent years. If actual flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability as of March 31, 2008 was $3.7 million. The Company did not record a valuation allowance against its deferred tax assets as of June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161. “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No, 133” (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for financial statements issued after November 15, 2008. The adoption of FAS 161 will not have a significant effect on the Company’s consolidated financial statements.

ITEM 7. A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market Risk. The Company had borrowings of $4.7 million on June 30, 2008 under term loan agreements. One term loan was subject to variable interest rates. The weighted average interest rate paid during fiscal 2008 was 7.65%. For variable rate debt outstanding at June 30, 2008, a .25% increase in interest rates will increase annual interest expense by approximately $7,000. Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%-1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	26

Financial Statements:

Consolidated Balance Sheets –
December 31, 2006 (restated) and June 30, 2007 (restated) and 2008	27

Consolidated Statements of Income (Loss) –
Fiscal Years Ended December 31, 2005 and 2006, the six months ended
June 30, 2007 and the year ended June 30, 2008	28

Consolidated Statements of Invested and Shareholders’ Equity –
Fiscal Years Ended December 31, 2005 (restated) and 2006 (restated),
the six months ended June 30, 2007 (restated) and the year ended June 30, 2008	29

Consolidated Statements of Cash Flows –
Fiscal Years Ended December 31, 2005 and
2006, the six months ended June 30, 2007 and the year ended June 30, 2008	30

Notes to Consolidated Financial Statements	31

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	56

Schedules other than those listed above have been omitted since they are either not required, are not applicable  or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Point.360
Burbank, California

We have audited the consolidated balance sheets of Point.360 (formerly New 360) and its subsidiary (collectively the “Company”) as of June 30, 2008, June 30, 2007 (restated), and December 31, 2006 (restated) and the related consolidated statements of income (loss), invested and shareholders equity and cash flows for the year ended June 30, 2008, for the six months ended June 30, 2007 (restated) (the transition period 2007), and for each of the two years in the two-year period ended December 31, 2006 (restated). Our audits also included the financial statement schedule of Point.360 listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and its subsidiaries as of June 30, 2008, 2007(restated), and December 31, 2006 (restated) and the results of their operations and their cash flows for the year ended June 30, 2008, for the six months ended June 30, 2007 (the transition period 2007), and for each of the two years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Point. 360’s internal control over financial reporting as of June 30, 2008 discussed in the accompanying Item 9A Controls and Procedures and, accordingly, we do not express an opinion thereon.

As discussed in Note 7 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on July 1, 2007.

As described in Notes 1, 13 and 14 to the financial statements, the Company has restated its financial statements for each of the two years ended December 31, 2006 and for the six month period ending June 30, 2007 for correction of an error in the calculation of deferred tax liability.

SingerLewak, LLP
September 18, 2008

Point.360
Consolidated Balance Sheets
(in thousands)

	December 31,	June 30,
	2006	2007	2008
	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$-	$7,302	$13,056
Accounts receivable, net of allowances for doubtful accounts of $513, $490 and $541, respectively	9,522	6,253	6,971
Inventories, net	539	555	502
Prepaid expenses and other current assets	533	868	667
Prepaid income taxes	439	1,535	1,441
Deferred income taxes	-	532	490
Total current assets	11,033	17,045	23,127

Property and equipment, net	12,850	11,330	8,667
Other assets, net	346	322	743
Goodwill	9,253	9,868	9,820
Total assets	$33,482	$38,565	$42,358

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,045	$2,497	$1,716
Accrued wages and benefits	1,592	2,216	2,109
Accrued earn-out payments	2,000	-	-
Other accrued expenses	237	726	816
Income taxes payable	123	-	-
Due to parent company	2,533	1,614	-
Current portion of borrowings under notes payable	-	-	1,810
Current portion of deferred gain on sale of real estate	178	178	178

Total current liabilities	9,708	7,231	6,631

Deferred income taxes	635	768	-
Notes payable, less current portion	-	-	2,839
Due to parent company, less current portion	3,157	4,257	-
Deferred gain on sale of real estate, less current portion	2,363	2,274	2,089

Total long-term liabilities	6,350	7,299	4,928

Total liabilities	16,058	14,530	11,558

Commitments and contingencies	-	-	-

Shareholders’ equity
Parent company’s invested equity	17,424	24,035	-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 shares issued and outstanding on each date	-	-	21,583
Additional paid-in capital	-	-	9,320
Retained earnings (deficit)	-	-	(103)
Total shareholders’ equity	17,424	24,035	30,800

Total liabilities and shareholders’ equity	$33,482	$38,565	$42,358

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,		Six Months Ended June 30,	Year Ended June 30,
	2005	2006	2007	2008
Revenues	$43,059	$43,533	$20,850	$45,150
Cost of services sold	(29,472)	(29,976)	(15,760)	(31,156)

Gross profit	13,587	13,557	5,090	13,994

Selling, general and administrative expense	(11,201)	(10,108)	(5,590)	(14,491)
Allocation of Point.360 corporate expenses (Note 1)	(3,771)	(3,446)	(1,481)	(120)
Restructuring costs	-	-	-	(513)

Operating income (loss)	(1,385)	3	(1,981)	(1,130)

Interest expense	(1,280)	(659)	(299)	(553)
Interest income	-	-	35	348
Other income (expense)	-	-	-	100

Income (loss) before income taxes	(2,665)	(656)	(2,244)	(1,235)

Benefit from income taxes	1,045	342	607	292

Net income (loss)	$(1,620)	$(314)	$(1,637)	$(943)

Pro forma basic and diluted earnings (loss) per share	$(0.15)	$(0.03)	$(0.16)	$(0.09)
Pro forma weighted average number of shares	10,554	10,554	10,554	10,554

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Invested and Shareholders’ Equity
(in thousands)

		Common
	Invested	Stock		Paid-in	Retained	Shareholders’
	Equity	Shares	Dollars	Capital	Earnings	Equity
	(Restated)		(Restated)			(Restated)

Balance on December 31, 2004	$20,541		$	$	$	$

Changes in investment account due to allocation of operating activities (Note 1)	836

Net income (loss)	(1,620)

Balance on December 31, 2005	19,757

Changes in investment account due to allocation of operating activities (Note 1)	(2,019)

Net income (loss)	(314)

Balance on December 31, 2006	17,424

Changes in investment account due to allocation of operating activities (Note 1)	8,248

Net income (loss)	(1,637)

Balance on June 30, 2007	24,035

Net income (loss)	-	-	-	-	(841)	(841)

Balance on August 13, 2007	24,035	-	-	-	(841)	23,194

Formation of New 360	(24,035)	10,554	21,080	2,114	841	-

Recognition of New 360 book/tax differences	-	-	503	-	-	503

Payments by DGFC, net of transaction expenses	-	-		7,131	-	7,131

Additional transaction expenses	-	-		(2)	-	(2)

FAS 123R option expense	-	-		77	-	77

Net income (loss)	-	-	-	-	(103)	(103)

Balance on June 30, 2008	$-	10,554	$21,583	$9,320	$(103)	$30,800

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,		Six Months Ended June 30,	Year Ended June 30,
	2005	2006	2007	2008

Cash flows from operating activities:
Net loss	$(1,620)	$(314)	$(1,637)	$(943)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,096	4,653	2,359	4,700
Provision for (recovery of) doubtful accounts	43	89	(23)	51
Deferred income taxes	310	(1,735)	-	-

Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(544)	(2,159)	3,292	(769)
(Increase) decrease in inventories	163	36	(16)	53
(Increase) decrease in prepaid expenses and other current assets	(740)	1,826	(2,331)	295
(Increase) decrease in other assets	153	45	44	(211)
(Decrease) increase in accounts payable	(1,024)	676	(549)	(780)
Increase (decrease) in accrued expenses	430	(27)	(888)	(17)
Increase (decrease) in income taxes payable/receivable, net	83	(1,108)	(123)	-
(Increase) decrease in deferred tax asset	410	279	160	(936)
Net cash and cash equivalents provided by (used in) operating activities	2,760	2,261	288	1,443

Cash flows from investing activities:
Capital expenditures	(2,317)	(2,064)	(839)	(2,037)
Proceeds from sale of equipment or real estate	-	13,543	56	(185)
(Increase) decrease in goodwill	(642)	(588)	(635)	48
Net cash and cash equivalents provided by (used in) investing activities	(2,959)	10,891	(1,464)	(2,174)

Cash flows from financing activities:
Change in revolving credit	450	(737)	(1,464)	-
(Increase) decrease in invested equity	836	(2,020)	(8,248)	7,707
(Repayment) proceeds from of notes payable	(1,096)	(10,926)	(1,658)	(1,217)
Repayment proceeds from of capital lease obligations	(64)	(64)	(10)	(5)
Net cash (used in) provided by financing activities	126	(13,747)	(8,432)	6,485
Net increase (decrease) in cash and cash equivalents	(73)	(595)	7,302	5,754
Cash and cash equivalents at beginning of year	668	595	-	7,302
Cash and cash equivalents at end of year	$595	$-	$7,302	$13,056

The accompanying notes are an integral part of these consolidated financial statements.

Point. 360
Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

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

On August 14, 2007, pursuant to the terms of an Agreement and Plan of Merger and Reorganization among DG FastChannel, Inc. (“DG FastChannel”), Point.360 (“Old Point.360”) and New 360 (“the Company”), a wholly owned subsidiary of Old Point.360, (the “Merger Agreement”), Old Point.360 was merged into DG FastChannel, with DG FastChannel continuing as the surviving corporation (the “Merger”). Subsequent to the Merger, the Company changed its name back to Point.360. See Note 12.

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

For periods prior to the Spin-off, certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal and treasury services, have been allocated by Old Point.360 to the Company based on the ratio of the Company’s revenues to Old Point.360’s total revenues. Additionally, balance sheet amounts shown as “Due to parent company” and “Due to parent company, less current portion” have been allocated by Old Point.360 to the Company based on the ratio of the Company’s working capital and net fixed assets to total Old Point.360 working capital and net fixed assets, respectively. Management believes such allocations represent a reasonable estimate of such expenses that would have been incurred by the Company on a stand-alone basis. However, the associated balance sheet amounts and expenses recorded by the Company in the accompanying Consolidated Financial Statements may not be indicative of the actual balance or expenses that would have been recorded or incurred had the Company been operating as a separate, stand-alone public company for the periods presented. Following the separation and distribution from Old Point.360, the Company has performed administrative functions using internal resources or purchased services.

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

•	Assets and liabilities related to each business were identified and assigned to post production or ads businesses.

•	Virtually all of the ads business was performed in five isolated facilities.

Invested equity at December 31, 2005 and 2006 and June 30, 2007 reflects the application of estimating techniques described above on those dates. Changes in invested equity from year to year are due to the income or loss of the Company and the net effect of the changes in balance sheet accounts determined by such estimating techniques.

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

Restatement of Prior Year Financial Statements

The financial statements include restatements of Deferred Income Taxes and Invested Equity as of December 31, 2004, 2005 and 2006 and June 30, 2007 to reflect the correction of an accounting error described in Note 13 to these consolidated financial statements. Additionally, certain footnote data related to these amounts has been restated. See Note 14 to these financial statements for restatement of these amounts in the unaudited consolidated balance sheets and certain related footnotes contained in the Company’s Forms 10-Q for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008.

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

The Company operates in a single business segment from six locations. Each location is electronically tied to the others and serves the same customer base. Depending on the location size, the production equipment consists of tape duplication, feature movie and commercial ad editing, encoding, standards conversion, and other machinery. Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements. While all locations are not exactly the same, an order received at one location may be fulfilled at one or more “sister” facilities to use resources in the most efficient manner.

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

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. Our five largest studio customers represented 72%, 55% and 53% of accounts receivable at December 31, 2006 and June 30, 2007 and 2008 respectively. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 52%, 58%, 56% and 52% of net sales for the years ended December 31, 2005 and 2006, the six months ended June 30, 2007 and the year ended June 30, 2008, respectively. Twentieth Century Fox (and affiliates) was the only customer, which accounted for more than 10% of net sales in any of these periods, or 26%, 33%, 34% and 26% in 2005, 2006, the six months ended June 30, 2007 and the year ended June 30, 2008, respectively.

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

The Company evaluates its goodwill on an annual basis and when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the independent appraisal or other indicator of value of the asset or the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. In 2007, fair value was determined using an independent appraisal, which was then compared to the carrying amount of the Company including goodwill. In 2008, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for 2009 and subsequent years. If actual cash flow performance does not meet these expectations due to factor cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings. To date, no such impairment has been recorded.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective July 1, 2007.  As a result of the implementation of Interpretation No. 48, we did not recognize any increase in the liability for unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Supplemental Cash Flow Information

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended December 31,		Six Months ended June 30,	Year Ended June 30,
	2005	2006	2007	2008

Cash payments for income taxes (net of refunds)	$-	$-	$129	$15
Cash payments for interest	1,121	605	197	435

Non-cash investing and financing activities:
Accrual for earn-out payments	2,000	2,000	-	-
Detail of acquisitions:
Goodwill (1)	2,186	2,000	2,091	-

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

3. ACQUISITIONS:

During 1997 to 2007, Old Point.360 acquired eleven businesses. These acquisitions were accounted for as purchases, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The contingent portion of the purchase prices, to the extent earned was recorded as an increase to goodwill. As of June 30, 2008, additional purchase price earn-out payments are as described below. The consolidated financial statements of the Company reflect the operations of the acquired post production companies since their respective acquisition dates.

Old Point.360’s goodwill and other intangibles, net, as of December 31, 2006 and June 30, 2007 consist of the following:

	2006	2007
		(unaudited)
Goodwill	$37,050,000	$39,140,000
Covenant not to compete	1,000,000	1,020,000
	38,050,000	40,160,000
Less accumulated amortization	(6,576,000)	(6,576,000)
	$31,474,000	$33,584,000

Old Point.360 ceased amortizing goodwill on January 1, 2002 with the adoption of SFAS 142. The covenant not to compete was fully amortized in 2003.

Old Point.360 operated in a single business segment due to the combination of facility assets, sales forces and management subsequent to the acquisitions, and the integration of branding and communications efforts. The goodwill acquired, therefore, is common to all Old Point.360 facilities. As of December 31, 2006 and June 30, 2007, the goodwill assignable to the Company was $9,253,000 and $9,868,000, respectively, determined by comparing the value of the Company determined by an independent appraiser to the value of the advertising distribution business of Old Point.360 as evidenced by the market value of consideration to be paid by DG FastChannel for the advertising distribution business.

During 2006, the amount of goodwill, net, increased from $29,474,000 to $31,474,000 due to the $2,000,000 earn-out payment accrued for the IVC acquisition. During the six months ended June 30, 2007, the amount of goodwill, net, increased from $31,474,000 to $33,568,000 due to the acquisition of Eden FX. As described above, a portion of Old Point.360’s goodwill, including goodwill from the IVC transaction has been allocated to the Company.

In the fiscal year ended June 30, 2008, the amount of goodwill did not change.

4. PROPERTY AND EQUIPMENT:

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

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000 and increasing annually thereafter based on the consumer price index change from year to year.

Property and equipment consist of the following:

	December 31,	June 30,
	2006	2007	2008

Land	$-	$-	-
Building	16,000	19,000	19,000
Machinery and equipment	32,426,000	32,855,000	33,855,000
Leasehold improvements	6,736,000	6,847,000	6,888,000
Computer equipment	4,717,000	5,189,000	6,606,000
Equipment under capital lease	290,000	285,000	285,000
Office equipment, CIP	413,000	416,000	576,000
Less accumulated depreciation and amortization	(31,748,000)	(34,281,000)	(39,022,000)
Property and equipment, net	$12,850,000	$11,330,000	$8,667,000

Depreciation is expensed over the estimated lives of machinery and equipment (7 years), computer equipment (5 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $ 5,096,000, $ 4,653,000, $2,359,000 and $4,700,000 for the years ended December 31, 2005 and 2006, the six months ended June 30, 2007 and the year ended June 30, 2008, respectively. Accumulated amortization on capital leases amounted to $ 254,000, $264,000 and $281,000 as of December 31, 2006, June 30, 2007 and 2008, respectively.

In July 2008, the Company purchased land and a building. See Note 14 - Subsequent Events.

5. 401(K) PLAN:

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Contributions to the plan related to employees of the Company were, $92,000, $84,000, $53,000 and $96,000 in the years ended December 31, 2005 and 2006, the six months ended June 30, 2007 and the year ended June 30, 2008, respectively.

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

The Company assumed both term loan agreements upon Spin-off.

In August 2007 the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (1) prime (5.00% at June 30, 2008) minus 0%-1.00% or (2) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 4.50% or 4.91%, respectively, on June 30, 2008. The facility is secured by all of the Company’s assets, except for equipment securing new term loans as described above.

Annual maturities for debt under bank term note obligations as of June 30, 2008, are as follows:

2009	1,811,000
2010	1,872,000
2011	967,000
$4,650,000

In the accompanying Consolidated Balance Sheets, the current and long-term “Due to Parent Company” amounts reflect the portion of Old Point.360’s revolving credit and term loan debt assigned to the Company based on the proportion of the Company’s net working capital and property and equipment, net, to Old Point.360’s total net working capital and property and equipment, net, respectively.

Debt obligations allocable to the Company are included as amounts “Due to Parent Company” in the accompanying balance sheet as follows:

	December 31, 2006	June 30, 2007
Line of credit debt	$1,464,000	$—
Current portion of term loan	1,069,000	1,614,000
Total current liability	2,533,000	1,614,000
Long-term debt	3,157,000	4,257,000
Total	$5,690,000	$5,871.000

The differences in the amounts in the preceding table are shown as negative cash flows from financing activities in the Consolidated Statements of Cash Flows.

In July 2008, the Company entered into a $6,000,000 Promissory Note with a bank for the purchase of land and a building. See Note 14 – Subsequent Events.

7. INCOME TAXES:

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

The Company assumed all liability for income taxes of Old Point.360 related to operations prior to the Spin-off and Merger. Effectively, the Company therefore adopted FIN 48, effective January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Old Point.360, and consequently, the Company, was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. Old Point.360, and consequently, the Company, was previously notified by the U.S. Internal Revenue Service of its intent to audit the calendar 2005 tax return. The audit has since been cancelled by the IRS without change; however, the audit could be reopened at the IRS’ discretion. Upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the years ended December 31, 2005 and 2006, the six months ended June 30, 2007 and the year ended June 30, 2008 consists of the following (in thousands):

	Year Ended December 31,		Six Months Ended June 30	Year Ended June 30
	2005	2006	2007	2008

Current tax (benefit) expense:
Federal	$(1,467)	$954	$(452)	$28
State	(310)	157	-	95

Total current	(1,777)	1,111	(452)	123

Deferred tax (benefit) expense:
Federal	616	(1,283)	(132)	(314)
State	116	(170)	(23)	333
Valuation allowance	-	-	-	(434)
Total deferred	732	(1,453)	(155)	(415)

Total provision for (benefit from) for income taxes	$(1,045)	$(342)	$(607)	$(292)

The composition of the deferred tax assets (liabilities) at December 31, 2006 and June 30, 2007 and 2008 are listed below:

	December 31,	June 30,	June 30,
	2006	2007	2008
	(Restated)	(Restated)
Accrued liabilities	$197,000	$273,000	$253,000
Allowance for doubtful accounts	220,000	209,000	232,000
Other	22,000	49,000	5,000
Total current deferred tax assets	439,000	531,000	490,000

Property and equipment	(2,350,000)	(1,814,000)	(221,000)
Goodwill and other intangibles	(351,000)	(684,000)	-
State net operating loss carry forward	-	406,000	-
Other	1,870,000	1,758,000	431,000
Valuation allowance	-	(434,000)	-
Total non-current deferred tax liabilities	(831,000)	(768,000)	210,000

Net deferred tax liability	$(392,000)	$(237,000)	$700,000

At the end of each fiscal year, the Company updates its reconciliation of book and tax differences based on the tax return of the previous fiscal year filed with the Internal Revenue Service in the third quarter of the current fiscal year. Any resulting adjustments are reflected in the table above in the fiscal year in which the adjustments were determined. During the fiscal year ended June 30, 2008, a $503,000 reduction of deferred tax liability was credited to common stock as an adjustment of invested equity in New 360 in the Consolidated Statements of Invested and Shareholders’ Equity.

The amounts in the above table have been restated to reflect the adjustment to the non-current deferred tax liability related to Goodwill and other intangibles a follows (in thousands):

	December 31, 2006
	As Originally Reported	Restatements	As Restated
	(Restated)
Accrued liabilities	$197,000		$197,000
Allowance for doubtful accounts	220,000		220,000
Other	22,000		22,000
Total current deferred tax assets	439,000		439,000

Property and equipment	(2,350,000)		(2,350,000)
Goodwill and other intangibles	(3,799,000)	$3,448,000	(351,000)
State net operating loss carry forward	-		-
Other	1,870,000		1,870,000
Valuation allowance	-		-
Total non-current deferred tax liabilities	(4,279,000)	3,448,000	(831,000)

Net deferred tax liability	$(3,840,000)	$3,448,000	$(392,000)

	June 30, 2007
	As Originally Reported	Restatements	As Restated
	(Restated)
Accrued liabilities	$273,000		$273,000
Allowance for doubtful accounts	209,000		209,000
Other	49,000		49,000
Total current deferred tax assets	531,000		531,000

Property and equipment	(1,814,000)		(1,814,000)
Goodwill and other intangibles	(4,132,000)	$3,448,000	(684,000)
State net operating loss carry forward	406,000		406,000
Other	1,758,000		1,758,000
Valuation allowance	(434,000)		(434,000)
Total non-current deferred tax liabilities	(4,216,000)	3,448,000	(768,000)

Net deferred tax liability	$(3,685,000)	$3,448,000	$(237,000)

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended December 31,		Six Months Ended June 30,	Year Ended June 30,
	2005	2006	2007	2008

Federal tax computed at statutory rate	34%	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	6%	6%	6%	6%
Valuation allowance	-	-	(12)%	(14)%
Other (meals and entertainment)	1%	(6)%	(1)%	(2)%

	41%	34%	27%	24%

8. COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases the Company’s office and production facilities in California under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2008 are as follows for the indicated fiscal years ended June 30:

2009	$2,155,000
2010	2,357,000
2011	2,197,000
2012	2,274,000
2013	1,382,000
Thereafter	9,907,000

Total rental expense was approximately $2,470,000, $3,176,000, $1,842,000 and $3,608,000 for the years ended December 31, 2005 and 2006, the six months ended June 30, 2007 and the year ended June 30, 2008, respectively.

Severance Agreements

On September 30, 2003 Old Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2009, and are renewed automatically on an annual basis after that unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision. The Company assumed these severance agreements.

Contingencies

In July, 2008, the Company was served with a complaint filed in the Superior court of the State of California for the County of Los Angeles by Aryana Farshad and Aryana F. Productions, Inc. (“Farshad”). The complaint alleges that Point.360 and its janitorial cleaning company failed to exercise reasonable care for the protection and preservation of Farshad’s film footage which was lost. As a result of the defendant’s negligence, Farshad claims to have suffered damages in excess of $2 million and additional unquantified general and special damages. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome will have a material effect on the financial condition or results of operation of the Company.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (loss). Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarter and nine-months ended March 31, 2008 included compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-Q is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-asses the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the periods ended June 30, 2008 was $77,000 ($59,000 net of tax benefit).

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Sholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions under SAB 110.

During the year ended June 30, 2008, the Company granted awards of stock options for 1,045,600 shares at an average market price of $1.79 per share, which represent the only options outstanding as of June 30, 2008. The estimated fair value of all awards granted during the year ended June 30, 2008 was $890,000. The total fair value of options expensed during year ended June 30, 2008 was $77,000. The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

Risk-free interest rate	3.02%
Expected term (years)	5.0
Volatility	51%
Expected annual dividends	-

The following table summarizes the status of the 2007 Plan as of June 30, 2008:

Options originally available	2,000,000
Stock options outstanding	1,045,600
Options available for grant	954,400

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2007	-	$-

Granted during fiscal 2008	1,045,600	1.79
Exercised during fiscal 2008	-	-
Cancelled during fiscal 2008	-	-

Balance at June 30, 2008	1,045,600	$1.79

As of June 30, 2008, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.7 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2008 were as follows:

As of June 30, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Employees – Outstanding	1,045,600	$1.79	4.65	$-
Employees – Expected to Vest	951,040	$1.79	4.65	$-
Employees – Exercisable	-	$-	-	$-

Additional information with respect to outstanding options as of June 30, 2008 is as follows (shares in thousands):
	Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	1,046	4.6 Years	$1.79	-	$1.79

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

10. STOCK RIGHTS PLAN

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

No triggering events occurred in the year ended June 30, 2008.

11. RESTRUCTURING CHARGE

In the first quarter of fiscal 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments totaling $513,000 were treated as restructuring costs. All matters related to the restructuring were finalized during fiscal 2008 at a cost approximating the restructuring charge.

12. SALE OF ADS DISTRIBUTION BUSINESS

On April 16, 2007, Old Point.360, the Company, a newly formed California corporation and wholly owned subsidiary of Old Point.360 and DG FastChannel, Inc. (“DG FastChannel”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), as amended by an instrument executed by the parties as of June 19, 2007.

Under the terms of the Merger Agreement, DG FastChannel agreed to make an exchange offer (the “Exchange Offer”) for all outstanding shares of Old Point.360 common stock, no par value per share, including the associated preferred stock purchase rights (collectively, the “Old Point.360 Shares”), in which Exchange Offer each Old Point.360 Share tendered and accepted by DG FastChannel would be exchanged for a number of shares of common stock, par value $0.001 per share, of DG FastChannel (the “DG Common Stock”) equal to the quotient obtained by dividing (x) 2,000,000 by (y) the number of Old Point.360 Shares (excluding Old Point.360 Shares owned by DG or Point.360) issued and outstanding immediately prior to the completion of the Exchange Offer (such amount of shares of DG Common Stock paid per Old Point.360 Share pursuant to the Exchange Offer is referred to herein as the “Exchange Offer Consideration”).

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

	June 30, 2007
(in thousands)	Historical	Separation Adjustments		Separation Pro Forma
Cash and cash equivalents	$7,302	$2,300	(a)	$16,602
		7,000	(b)

Invested equity (restated)	$24,035	$(24,035	)(c)	$—

Common stock (restated)	—	24,035	(c)	$24,035

Additional paid-in capital	—	7,000	(b)	9,300
		2,300	(a)

Total invested/shareholder’s equity (restated)	$24,035	$9,300		$33,335

(a)	Represents the receipt of the estimated amount of $2.3 million from DG FastChannel in payment for Old Point.360’s working capital (other than the Company’s working capital).
(b)	Represents the payment of $7 million to the Company as provided in the Merger Agreement.
(c)
Represents the reclassification of invested equity to common stock upon the contribution of Old Point.360’s post-production net assets to the Company and the distribution of the Company’s common stock to Old Point.360’s shareholders.

(d)
The amounts in the above table have been restated to reflect the adjustment of invested equity, common stock and total invested/shareholders’ equity by increasing previously reported amounts by $3,448,000 in each instance. See Note 15 of these financial statements for an explanation of the adjustment.

13.	CORRECTION OF AN ERROR IN THE COMPUTATION OF DEFERRED TAX LIABILITY AND INVESTED EQUITY

During the preparation of the June 30, 2008 financial statements, we discovered an error in the computation of the deferred tax liability allocable to the Company when Old Point.360 was split into two entities. Specifically, the amount of book basis goodwill assignable to the Company as reflected in the tax records (as opposed to the financial reporting records) was overstated. When compared to the tax basis goodwill amount, therefore, the resulting deferred tax liability was overstated. The net effect of the error was to overstate the deferred tax liability and understate investors equity in the consolidated balance sheets and/or consolidated statements of invested and shareholders’ equity as of December 31, 2005 and 2006, and June 30, 2007.

Based on the foregoing, the Company has determined the effect on its previously issued financial statements as presented below:

Consolidated Balance Sheet-December 31, 2006

	As Originally Reported	Restatements	As Restated
Assets
Current assets:
Cash and cash equivalents	$-		$-
Accounts receivable, net of allowances for doubtful accounts of $513	9,522		9,522
Inventories, net	539		539
Prepaid expenses and other current assets	533		533
Prepaid income taxes	439		439
Deferred income taxes	-		-
Total current assets	11,033		11,033

Property and equipment, net	12,850		12,850
Other assets, net	346		346
Goodwill	9,253		9,253
Total assets	$33,482		$33,482

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,045		$3,045
Accrued wages and benefits	1,592		1,592
Accrued earn-out payments	2,000		2,000
Other accrued expenses	237		237
Income taxes payable	123		123
Due to parent company	2,533		2,533
Current portion of borrowings under notes payable	-		-
Current portion of deferred gain on sale of real estate	178		178

Total current liabilities	9,708		9,708

Deferred income taxes	4,278	$(3,448)	830
Notes payable, less current portion	-		-
Due to parent company, less current portion	3,157		3,157
Deferred gain on sale of real estate, less current portion	2,363		2,363

Total long-term liabilities	9,798	(3,448)	6,350

Total liabilities	19,506	(3,448)	16,058

Commitments and contingencies	-		-

Shareholders’ equity
Parent company’s invested equity	13,976	3,448	17,424
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-		-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 shares issued and outstanding on each date	-		-
Additional paid-in capital	-		-
Retained earnings (deficit)	-		-
Total shareholders’ equity	13,976	3,448	17,424

Total liabilities and shareholders’ equity	$33,482		$33,482

Consolidated Balance Sheet-June 30, 2007

	As Originally Reported	Restatements	As Restated
Assets
Current assets:
Cash and cash equivalents	$7,302		$7,302
Accounts receivable, net of allowances for doubtful accounts of $490	6,253		6,253
Inventories, net	555		555
Prepaid expenses and other current assets	868		868
Prepaid income taxes	1,535		1,535
Deferred income taxes	532		532
Total current assets	17,045		17,045

Property and equipment, net	11,330		11,330
Other assets, net	322		322
Goodwill	9,868		9,868
Total assets	$38,565		$38,565

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,497		$2,497
Accrued wages and benefits	2,216		2,216
Accrued earn-out payments	-		-
Other accrued expenses	726		726
Income taxes payable	-		-
Due to parent company	1,614		1,614
Current portion of borrowings under notes payable	-		-
Current portion of deferred gain on sale of real estate	178		178

Total current liabilities	7,231		7,231

Deferred income taxes	4,216	$(3,448)	768
Notes payable, less current portion	-		-
Due to parent company, less current portion	4,257		4,257
Deferred gain on sale of real estate, less current portion	2,274		2,274

Total long-term liabilities	10,747	(3,448)	7,299

Total liabilities	17,978	(3,448)	14,530

Commitments and contingencies	-		-

Shareholders’ equity
Parent company’s invested equity	20,587	3,448	24,035
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-		-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 shares issued and outstanding on each date	-		-
Additional paid-in capital	-		-
Retained earnings (deficit)	-		-
Total shareholders’ equity	20,587	3,448	24,035

Total liabilities and shareholders’ equity	$38,565		$38,565

Consolidated Statements of Invested Equity for the periods from December 31, 2004 to June 30, 2007 (in thousands):

	As Originally Reported	Restatements	As Restated
Balance on December 31, 2004	$17,093	$3,448	$20,541

Changes in investment account due to allocation of operating activities (Note 1)	836		836

Net income (loss)	(1,620)		(1,620)

Balance on December 31, 2005	16,309	3,448	19,757

Changes in investment account due to allocation of operating activities (Note 1)	(2,019)		(2,019)

Net income (loss)	(314)		(314)

Balance on December 31, 2006	13,976	3,448	17,424

Changes in investment account due to allocation of operating activities (Note 1)	8,248		8,248

Net income (loss)	(1,637)		(1,637)

Balance June 30, 2007	$20,587	$3,448	$24,035

14.	CORRECTION OF AN ERROR IN THE COMPUTATION OF DEFERRED TAX LIABILITY AND INVESTED AND SHAREHOLDERS’ EQUITY – QUARTERLY RESULTS (UNAUDITED)

The effects of the adjustments described in Note 13 of the consolidated financial statements on the consolidated balance sheets and related footnotes contained in the previously filed Forms 10-Q for the three, six and nine month periods ended September 30, 2007, December 31, 2007 and March 31, 2008, respectively, are as follows: (in thousands):

Consolidated Balance Sheet – September 30, 2007

	As Originally Reported	Restatements	As Restated
Assets
Current assets:
Cash and cash equivalents	$10,962		$10,962
Accounts receivable, net of allowances for doubtful accounts of $497,000,	7,123		7,123
Inventories, net	567		567
Prepaid expenses and other current assets	2,279		2,279
Prepaid income taxes	1,754		1,754
Deferred income taxes	947		947
Total current assets	23,632		23,632

Property and equipment, net	10,567		10,567
Other assets, net	359		359
Goodwill	9,868		9,868
Total assets	$44,426		$44,426

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,005		$2,005
Accrued wages and benefits	1,413		1,413
Other accrued expenses	1,591		1,591
Income tax payable	-		-
Due to parent company	-		-
Current portion of borrowings under notes payable	1,771		1,771
Current portion of capital lease obligations	4		4
Current portion of deferred gain on sale of real estate	178		178

Total current liabilities	6,962		6,962

Deferred income taxes	4,632	$(3,448)	1,184
Notes payable, less current portion	4,202		4,202
Due to parent company, less current portion	-		-
Deferred gain on sale of real estate, less current portion	2,223		2,223

Total long-term liabilities	11,057	(3,448)	7,609

Total liabilities	18,019	(3,448)	14,571

Commitments and contingencies	-		-

Shareholders’ equity
Parent company’s invested equity	-		-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-		-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 shares issued and outstanding on each date	17,632	3,448	21,080
Additional paid-in capital	9,245		9,245
Retained earnings (deficit)	(470)		(470)
Total shareholders’	26,407	3,448	29,855

Total liabilities and shareholders’ equity	$44,426		$44,426

Consolidated Balance Sheet – December 31, 2007

	As Originally Reported	Restatements	As Restated
Assets
Current assets:
Cash and cash equivalents	$12,754		$2,754
Accounts receivable, net of allowances for doubtful accounts of $509,000	7,588		7,588
Inventories, net	520		520
Prepaid expenses and other current assets	902		902
Prepaid income taxes	1,760		1,760
Deferred income taxes	477		477
Total current assets	24,001		24,001

Property and equipment, net	9,708		9,708
Other assets, net	358		358
Goodwill	9,868		9,868
Total assets	$43,935		$43,935

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,587		$2,587
Accrued wages and benefits	1,916		1,916
Other accrued expenses	899		899
Due to parent company	-		-
Current portion of borrowings under notes payable	1,784		1,784
Current portion of capital lease obligations	2		2
Current portion of deferred gain on sale of real estate	178		178

Total current liabilities	7,366		7,366

Deferred income taxes	4,107	$(3,448)	659
Notes payable, less current portion	3,751		3,751
Due to parent company, less current portion	-		-
Deferred gain on sale of real estate, less current portion	2,178		2,178

Total long-term liabilities	10,036	(3,448)	6,588

Total liabilities	17,402	(3,448)	13,954

Commitments and contingencies	-		-

Shareholders’ equity
Parent company’s invested equity	-		-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-		-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 shares issued and outstanding on each date	17,632	3,448	21,080
Additional paid-in capital	9,243		9,243
Retained earnings (deficit)	(342)		(342)
Total shareholders’ equity	26,533	3,448	29,981

Total liabilities and shareholders’ equity	$43,935		$43,935

Consolidated Balance Sheet – March 31, 2008

	As Originally Reported	Restatements	As Restated
Assets
Current assets:
Cash and cash equivalents	$12,420		$12,420
Accounts receivable, net of allowances for doubtful accounts of $531,000,	6,894		6,894
Inventories, net	555		555
Prepaid expenses and other current assets	804		804
Prepaid income taxes	1,760		1,760
Deferred income taxes	477		477
Total current assets	22,910		22,910

Property and equipment, net	9,202		9,202
Other assets, net	324		324
Goodwill	9,868		9,868
Total assets	$42,304		$42,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,467		$1,467
Accrued wages and benefits	1,621		1,621
Other accrued expenses	875		875
Due to parent company	-		-
Current portion of borrowings under notes payable	1,797		1,797
Current portion of deferred gain on sale of real estate	178		178

Total current liabilities	5,938		5,938

Deferred income taxes	4,226	$(3,448)	778
Notes payable, less current portion	3,296		3,296
Due to parent company, less current portion	-		-
Deferred gain on sale of real estate, less current portion	2,134		2,134

Total long-term liabilities	9,656	(3,448)	6,208

Total liabilities	15,594	(3,448)	12,146

Commitments and contingencies	-		-

Shareholders’ equity
Parent company’s invested equity	-		-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-		-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 shares issued and outstanding on each date	17,632	3,448	21,080
Additional paid-in capital	9,270		9,270
Retained earnings (deficit)	(192)		(192)
Total shareholders’ equity	26,710	3,448	30,158

Total liabilities and shareholders’ equity	$42,304		$42,304

Note 7 to the consolidated financial statements contained in each of the Forms 10-Q For the three, six and nine month periods ended September 30, 2007, December 31, 2007 and March 31, 2007 contained the Table in Note 12 to consolidated financial statements in this Form 10-K. See Note 12 for the effects of the restatement.

The following table was disclosed in Note 10 to consolidated financial statements contained in the Forms 10-Q for the six and nine month periods ended December 31, 2007 and March 31, 2008 (in thousands):

	Invested Equity	Common Stock	Paid-in Capital	Retained Earnings	Shareholders’ Equity
Balance June 30, 2007	$20,587	$-	$-	$-	$20,587
Net loss	-	-	-	(841)	(841)

Balance, August 13, 2007	20,587	-	-	(841)	19,746
Formation of New 360	(20,587)	17,632	2,114	841	-
Payments by DGFC, net of transaction expenses	-	-	7,131	-	7,131
Net loss	-	-	-	(470)	(470)

Balance, September 30, 2007	-	17,632	9,245	(470)	26,407
Additional transaction expenses	-	-	(2)	-	(2)
Net income	-	-	-	128	128

Balance, December 31, 2007	-	17,632	9,243	(342)	26,533
FAS 123R option expense	-	-	27	-	27
Net Income	-	-	-	150	150
Balance, March 31, 2008	$-	$17,632	$9,270	$(192)	$26,710

The table below shows restated amounts:

	Invested Equity	Common Stock	Paid-in Capital	Retained Earnings	Shareholders’ Equity
	(Restated)	(Restated)			(Restated)

Balance June 30, 2007	$24,035	$-	$-	$-	$24,035
Net loss	-	-	-	(841)	(841)

Balance, August 13, 2007	24,035	-	-	(841)	23,194
Formation of New 360	(24,035)	21,080	2,114	841	-
Payments by DGFC, net of transaction expenses	-	-	7,131	-	7,131
Net loss	-	-	-	(470)	(470)

Balance, September 30, 2007	-	21,080	9,245	(470)	29,855
Additional transaction expenses	-	-	(2)	-	(2)
Net income	-	-	-	128	128

Balance, December 31, 2007	-	21,080	9,243	(342)	29,981
FAS 123R option expense	-	-	27	-	27
Net Income	-	-	-	150	150
Balance, March 31, 2008	$-	$21,080	$9,269	$(192)	$30,158

15.	SUPPLEMENTAL DATA (unaudited):

The following tables set forth quarterly supplementary data for the years ended December 31, 2005 and 2006, the six-month period ended June 30, 2007, and the year ended June 30, 2008 (in thousands except per share data).

	2005
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$10,750	$10,748	$10,441	$11,119	$43,059
Gross profit	$2,906	$3,220	$3,345	$4,115	$13,587
Net income (loss)	$(712)	$(532)	$(405)	$29	$(1,620)

	2006
	Quarter Ended				Year Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31

Revenues	$10,693	$11,442	$10,626	$10,772	$43,533
Gross profit	$3,311	$3,430	$3,080	$3,736	$13,557
Net income (loss)	$(144)	$12	$(99)	$(83)	$(314)

	2007
	Quarter Ended		Six months Ended
	March 31	June 30	June 30

Revenues	$10,307	$10,543	$20,850
Gross profit	$2,800	$2,290	$5,090
Net income (loss)	$(456)	$(1,181)	$(1,637)

	2008
	Quarter Ended				Year Ended
	Sept 30	Dec 31	March 31	June 30	June 30
Revenues	$10,361	$12,141	$11,284	$11,365	$45,150
Gross profit	$2,370	$3,893	$3,923	$3,808	$13,994
Net income (loss)	$(1,311)	$128	$150	$(17)	$(943)

16. SUBSEQUENT EVENTS (unaudited):

Purchase of Real Estate: In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million). Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized bases over 30 years at an initial five-year interest rate of 2.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.4% as of the purchase date). The mortgage debt is secured by the land and building. The resulting annual mortgage and interest payments on the Note will be approximately $0.2 million less than the annual rent payments on the property at the time of the transaction.

Stock Repurchase Plan: In May 2008, the Company announced that its Board of Directors authorized a stock purchase plan. The board authorized the open market purchase at such times and prices determined at the discretion of management in an amount not to exceed 20% of the Company’s net cash on hand (defined as cash less outstanding current and long-term debt). In July 2008, the Company purchased 60,000 shares for $94,000.

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended December 31, 2005	$381,000	$67,000	$—	$(24,000)	$424,000

Year ended December 31, 2006	$424,000	$159,000	$—	$(70,000)	$513,000

Six months ended June 30, 2007	$513,000	$46,000	$—	$(69,000)	$490,000

Year ended June 30, 2008	$490,000	$61,000	$—	$(10,000)	$541,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, except as described below. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the preparation of the June 30, 2008 consolidated financial statements, management discovered an error in the calculation of deferred income tax liability. The resulting adjustment was to reduce the liability and increase invested equity retroactively, which restatement appears elsewhere in the Form 10-K.

The Company uses an independent consultant to determine the income tax effects of its operations, including deferred taxes. The clerical error giving rise to the restatement was contained in the detailed analysis prepared by the consultant.

While management believes that sufficient internal controls exist regarding the determination of deferred tax amounts through the use of qualified external consultants, the fact that an error occurred is evidence of a breakdown in such controls evidencing a material control weakness. We have since reviewed existing disclosure controls and checks and balances with our external consultants and Singer Lewak to re-emphasize and reinforce that adequate controls are in place.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies. The Company was formed in a Spin-off transaction on August 14, 2007, and began trading as a public entity on that date.

ITEM 9B. OTHER INFORMATION

None.

PART III

The Company was incorporated as a subsidiary of Old Point.360 in April 2007 and became subject to the Securities and Exchange Commission’s financial reporting requirements on August 14, 2007 effective with Old Point.360’s distribution of Point.360 stock to its shareholders. In its registration statement on Form S-1 filed with the SEC on July 26, 2007, the Company’s financial statements were carved out of Old Point.360 based on Old Point.360’s fiscal years ended December 31, 2005 and 2006. On August 14, 2007, the Company began operating as an independent public entity with the fiscal year ending on June 30.

The consolidated statements of income (loss) and cash flows in this Form 10-K include the years ended December 31, 2005 and 2006, the six months ended June 30, 2007 and the year ended June 30, 2008. The Company began reporting on Form 10-Q beginning with the first fiscal quarter of fiscal year ending June 30, 2008 (the quarter ended September 30, 2007). The information required to be set forth in Items 11, 12, 13 and 14 will be filed within 120 days after June 30, 2008.

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

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Form Proxy Statement to be filed by October 28, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

(1, 2)	Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – December 31, 2006 (restated), June 30, 2007 (restated) and June 30, 2008
Consolidated Statements of Income (Loss) – Fiscal Years Ended December 31, 2005 and 2006 the Six Months Ended June 30, 2006 (unaudited) and 2007 and the Fiscal Year Ended June 30, 2008
Consolidated Statements of Invested and Shareholders’ Equity – Fiscal Years Ended December 31, 2005 (restated) and 2006 (restated), the Six Months Ended June 30, 2007 (restated) and Fiscal Year Ended June 30, 2008
Consolidated Statements of Cash Flows – Fiscal Years Ended December 31, June 30, 2008, 2005, 2006, the Six Months Ended June 30, 2006 (unaudited) and 2007 and the Fiscal Year Ended June 30, 2008
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts

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

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K/T filed by the Registrant on November 13, 2007)

3.2	Certificate of Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 22, 2007.

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

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

10.8
Building Lease (1133 Hollywood Way, Burbank Facility), dated June 11, 1998 (assumed by the Registrant), between Old Point.360 and Hollywood Way Office Ventures LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.9
Standard Industrial / Commercial Single – Tenant Lease – Net (712 N. Seward St., Los Angeles facility), dated January 24, 1997 (assumed by the Registrant), between Old Point.360 and Richard Hourizadeh, as amended in July 2002 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.10
Standard Industrial / Commercial Multi-Tenant Lease-Net (West Los Angeles facility), dated March 17, 2004 (assumed by the Registrant), between Old Point.360 and Martin Shephard, as co-Trustee of the Shephard Family Trust of 1988 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.11
Standard Industrial Lease – Net (Highland facility), dated April 3, 1989 (assumed by the Registrant), between Old Point.360 and Leon Vahn FBO for Leon Vahn Living Trust, as amended (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.12
Standard Industrial / Commercial Multi-Tenant Lease –Net (IVC facility), dated March 1, 2002 (assumed by the Registrant), between Old Point.360 and 2777 LLC, as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.13
Lease Agreement (Media Center) dated March 29, 2006 (assumed by the Registrant), between Old Point.360 and LEAFS Properties, LP (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.14
Asset Purchase Agreement, dated as of March 7, 2007 (assumed by the Registrant), among Old Point.360, Eden FX, Mark Miller, and John Gross (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.15
Standard Loan Agreement dated August 7, 2007 between the Registrant and Bank of America N.A. (incorporated by reference to Exhibit 10.15 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.16
Promissory Note dated December 30, 2005 (assumed by the Registrant), between General Electric Capital Corporation and Old Point.360 (incorporated by reference to Exhibit 10.16 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.17
Promissory Note dated March 30, 2007 (assumed by the Registrant), between General Electric Capital Corporation and Old Point.360 (incorporated by reference to Exhibit 10.17 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.18
Transfer and Assumption Agreement dated August 8, 2007 between the Registrant and Old Point.360 (incorporated by reference to Exhibit 10.18 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.19
Sale, Purchase and Escrow Agreement (1133 Hollywood Way, Burbank Facility) dated May 19, 2008 among Point.360, Hollywood Way Office Ventures, LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the company on July 7, 2008)

10.20	Promissory Note dated July 1, 2008 between Point.360 and Lehman Brothers Bank FSB (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on July 7, 2008)

10.21	Settlement Agreement and Release (712 N. Seaward St., Los Angeles facility) dated June 19, 2008 among Point.360, Richard Hourizadeh, Vida Hourizadeh and Travira Trust

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

23.1	Consent of Singer Lewak LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________

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

Dated: September 18, 2008

Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,
Haig S. Bagerdjian	President and Chief Executive Officer	September 18, 2008

/s/ Alan R. Steel	Executive Vice President,
Alan R. Steel	Finance and Administration, Chief Financial Officer (Principal Accounting and Financial Officer)	September 18, 2008

/s/ Robert A. Baker	Director	September 18, 2008
Robert A. Baker

/s/ Greggory J. Hutchins	Director	September 18, 2008
Greggory J. Hutchins

/s/ Sam P. Bell	Director	September 18, 2008
Sam P. Bell

/s/ G. Samuel Oki	Director	September 18, 2008
G. Samuel Oki