Form 10-Q
period 2008-09-30
Point.360
filed 2008-11-13
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to _______

Commission file number 001-33468

Point.360
(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	01-0893376 (I.R.S. Employer Identification No.)

2777 North Ontario Street, Burbank, CA (Address of principal executive offices)	91504 (Zip Code)

(818) 565-1400
(Registrant’s Telephone Number, Including Area Code)

____________________________________________
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

☐ Yes ☑ No

As of September 30, 2008, there were 10,493,410 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

POINT.360
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	Sept 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,056,000	$9,759,000
Accounts receivable, net of allowances for doubtful accounts of $541,000 and $548,000, respectively	6,971,000	7,688,000
Inventories, net	502,000	547,000
Prepaid expenses and other current assets	667,000	881,000
Prepaid income taxes	1,441,000	1,718,000
Deferred income taxes	490,000	490,000
Total current assets	23,127,000	21,084,000

Property and equipment, net	8,667,000	15,851,000
Deferred income taxes	210,000	366,000
Other assets, net	533,000	359,000
Goodwill	9,820,000	9,847,000
Total assets	$42,358,000	$47,508,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,716,000	$1,827,000
Accrued wages and benefits	2,109,000	1,614,000
Other accrued expenses	816,000	935,000
Current portion of borrowings under notes payable	1,810,000	1,884,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	6,631,000	6,439,000

Notes payable, less current portion	2,839,000	8,314,000
Deferred gain on sale of real estate, less current portion	2,089,000	2,044,000

Total long-term liabilities	4,928,000	10,358,000

Total liabilities	11,558,000	16,797,000

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock - no par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock - no par value; 50,000,000 shares authorized; 10,493,410 shares issued and outstanding on each date	21,583,000	21,488,000
Additional paid-in capital	9,320,000	9,371,000
Retained earnings (deficit)	(103,000)	(148,000)
Total shareholders’ equity	30,800,000	30,711,000

Total liabilities and shareholders’ equity	$42,358,000	$47,508,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2007	2008
Revenues	$10,361,000	$11,366,000
Cost of services	(7,991,000)	(7,636,000)

Gross profit	2,370,000	3,730,000
Selling, general and administrative expense	(3,325,000)	(3,708,000)
Restructuring costs	(513,000)	—

Operating income (loss)	(1,468,000)	22,000
Interest expense	(66,000)	(129,000)
Interest income	—	23,000
Other income (expense)	—	—

Income (loss) before income taxes	(1,534,000)	(83,000)
(Provision for) benefit from income taxes	223,000	38,000
Net income (loss)	$(1,311,000)	$(45,000)

Earnings (loss) per share:
Basic:
Net income (loss)	$(0.12)	$(0.00)
Weighted average number of shares	10,553,410	10,504,072
Diluted:
Net income (loss)	$(0.12)	$(0.00)
Weighted average number of shares including the dilutive effect of stock options	10,553,410	10,504,572

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended Sept 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(1,311,000)	$(45,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,163,000	1,244,000
Provision for doubtful accounts	7,000	7,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(876,000)	(724,000)
(Increase) in inventories	(12,000)	(46,000)
(Increase) decrease in prepaid expenses and other current assets	1,629,000	(491,000)
(Increase) decrease in other assets	(37,000)	174,000
(Increase) in deferred tax asset	(416,000)	(156,000)
Increase (decrease) in accounts payable	(491,000)	111,000
(Decrease) in accrued expenses	62,000	(375,000)
Increase in other current liabilities	417,000	—

Net cash (used in) operating activities	(3,123,000)	(301,000)

Cash used in investing activities:
Capital expenditures	(401,000)	(8,428,000)
Net cash used in investing activities	(401,000)	(8,428,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(52,000)	(45,000)
(Increase) in invested equity	(7,131,000)	(44,000)
Increase in notes payable	106,000	5,548,000
Repayment of capital lease and other obligations	(1,000)	(27,000)
Net cash provided by (used in) financing activities	(7,184,000)	5,432,000

Net increase (decrease) in cash	3,660,000	(3,297,000)
Cash and cash equivalents at beginning of period	7,302,000	13,056,000

Cash and cash equivalents at end of period	$10,962,000	$9,759,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$145,000	$114,000
Income tax	$6,000	$395,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2008.

Earnings Per Share

The weighted number of shares outstanding reflects the dilutive effect of stock options outstanding.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, Old Point.360 entered into a new $10 million term loan agreement. The term loan provides for interest at LIBOR (3.12% as of September 30, 2008) plus 6.27%, or 6.27% on that date, and is secured by equipment. The term loan will be repaid in 60 equal monthly principal payments plus interest. Proceeds of the term loan were used to repay a previously existing term loan. In March 2006, Old Point.360 prepaid $4 million of the term loan. Monthly principal payments were subsequently reduced pro rata.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

The Company assumed both term loan agreements upon the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit. The two-year agreement provides for interest at either (i) prime (5.00% as of September 30, 2008) minus 0% - 1.00% or (ii) LIBOR plus 1.5% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 4.25% and 4.96%, respectively, on September 30, 2008. The facility is secured by all of the Company’s assets, except for equipment securing the term loans. The revolving credit agreement requires the Company to comply with various financial and business covenants. There are cross default provisions contained in both the revolving and term loan agreements.

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million, of which $2.4 million was allocated to land). Pursuant to the Note, the Company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized bases over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.72% as of September 30, 2008). The mortgage debt is secured by the land and building. The resulting annual mortgage and interest payments on the Note will be approximately $0.2 million less than the annual rent payments on the property at the time of the transaction.

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

NOTE 5- INCOME TAXES

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

The Company assumed all liability for income taxes of Old Point.360 related to operations prior to the Spin-off and Merger. Effectively, the Company therefore adopted FIN 48, effective January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Old Point.360, and consequently, the Company, were last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. Old Point.360 and, consequently, the Company, was previously notified by the U.S Internal Revenue Service of its intent to audit the calendar 2005 tax return. The audit has since been cancelled by the IRS without change; however, the audit could be reopened at the IRS’ discretion. Upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE 6- STOCK OPTION PLAN, STOCK-BASED COMPENSATION

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (Loss). Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarter ended September 30, 2008 included compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-Q is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-asses the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the period ended September 30, 2008 was $51,000 ($28,000 net of tax benefit).

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

During the quarter ended March 31, 2008, the Company granted awards of stock options for 1,045,600 shares at an average market price of $1.79 per share, which represent the only options outstanding as of September 30, 2008. The estimated fair value of all awards granted was $890,000. The total fair value of options expensed during the quarter ended September 30, 2008 was $51,000. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.02%
Expected term (years)	5.0
Volatility	51%
Expected annual dividends	—

The following table summarizes the status of the 2007 Plan as of September 30, 2008:

Options originally available	2,000,000
Stock options outstanding	1,045,600
Options available for grant	954,400

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2008	1,045,600	$1.79
Granted during	—	—
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2008	1,045,600	$1.79

As of September 30, 2008, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.7 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2008 were as follows:

As of March, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees - Outstanding	1,045,600	$1.79	4.42	$—
Employees - Expected to Vest	951,040	$1.79	4.42	$—
Employees - Exercisable	—	$—	—	$—

Additional information with respect to outstanding options as of September 30, 2008 is as follows (shares in thousands):

Options Outstanding Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	1,046	4.4 Years	$1.79	—	$1.79

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

NOTE 7- STOCK RIGHTS PLAN

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

No triggering events occurred in the quarter ended September 30, 2008.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2008 to September 30, 2008 (in thousands):

	Common Stock	Pain-in Capital	Retained Earnings	Shareholders’ Equity
Balance, June 30, 2008	$21,583	$9,320	$(103)	$30,800
FAS 123R option expense	—	51	—	51
Net income (loss)	—	—	(45)	(45)
Stock buyback	(94)	—	—	(94)
Balance, September 30, 2008	$21,488	$9,371	$(148)	$30,711

NOTE 9- RESTRUCTURING CHARGE

In the first quarter of fiscal 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments totaling $513,000 were treated as restructuring costs.

NOTE 10- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management . In July 2008, the Company purchased 60,000 shares for $94,000. In October and November 2008, the Company purchased an additional 60,700 shares for $93,000.

NOTE 11- POTENTIAL ACQUISITION

On September 29, 2008, the Company and Centerstaging Musical Productions, Inc. (“CMPI”) entered an Asset Purchase Agreement (the “Agreement”) whereby the Company intends to acquire certain assets of CMPI for $3 million and the assumption of $1.3 million of equipment financing obligations subject to bankruptcy court approval and overbid in CMPI’s pending Chapter 11 bankruptcy case. The Company has been approved as the “stalking horse” bidder pursuant to a motion to approve sale procedures in the United States Bankruptcy Court.

CMPI is primarily engaged in the business of (i) providing production and support services for live musical performances for major television programs; (ii) renting its studio and soundstage facilities, and (iii) renting musical instruments and related equipment for use at its studios and other venues as debtor and debtor in possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Agreement provides that CMPI will sell, transfer, convey, assign and deliver to the Company, in accordance with Section 363 and 365 and the other applicable provisions of the Bankruptcy Code, certain assets and liabilities of CMPI upon the terms and subject to the conditions set forth in the Agreement.

The proposed sale of CMPI’s assets to the Company will be subject to overbid pursuant to sale procedures approved by the Bankruptcy Court and any sale will be pursuant to a Sale Order of the Bankruptcy Court approving such sale under Section 363 of the Bankruptcy Code and will include the assumption and assignment of certain executory contracts, unexpired leases and liabilities thereunder pursuant to Section 365 of the Bankruptcy Code and the terms and conditions of the Agreement.

All of the obligations of the parties under the Agreement are conditioned upon the approval of the bankruptcy court. Additionally, the Company’s obligation to complete the purchase is subject to satisfactory negotiation of real estate and personal property leases and other conditions. Assuming all conditions are met, the Company expects the transaction to close in the quarter ended December 31, 2008. There can be no assurance that the conditions precedent to the Company’s obligation to close the transaction will occur, that the Company will be the ultimate successful bidder or that the transaction will ultimately be approved by the Bankruptcy Court.

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

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Revenues. Revenues were $11.4 million for the three months ended September 30, 2008, compared to $10.4 million for the quarter ended September 30, 2007. While revenues increased 10%, quarter over quarter, the current period revenues were similar to the previously three calendar quarters. No unusual trends have been noted; however, revenues may be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow.

Gross Profit. In 2008, gross margin was 32.8% of sales, compared to 22.9% for the same period last year. The increase in gross profit percentage is due to lower material and wage costs as a percentage of sales. In addition, facility costs declined due to the elimination of lease costs associated with previously occupied real estate purchased during the period occupied. From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $3.7 million (32.6% of sales) in the 2008 period as compared to $3.3 million (31.6% of sales) in 2007. We expect SG&A expenses to remain at similar levels in future quarters.

Restructuring Costs. In the quarter ended September 30, 2007, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities. Future costs associated with the facility lease and certain severance payments were treated as restructuring costs. In the quarter ended September 30, 2008, there were no restructuring charges.

Operating Income. Operating income was $0.0 million in 2008 compared to a 1.5 million operating loss in 2007.

Interest Expense. Net interest expense in the current quarter was $0.1 million, compared to $0.1 million in the prior year period.

Net Loss. Net loss for the current quarter was $0.0 million compared to a $1.3 million loss in the prior year’s quarter.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On August 14, 2007 and thereafter, the Company received $7 million from DG FastChannel upon completion of the Merger. The Company also received approximately $2.2 million for reimbursement of merger expenses and prepayment for ADS Business working capital. The Company expects to receive an additional $0.4 million from DG FastChannel for ADS Business working capital, which amount is included in other assets and is considered fully collectible.

On December 30, 2005, Old Point.360 entered a $10 million term loan agreement. The term loan provides for interest at LIBOR (3.12% at September 30, 2008) plus 3.15% or 6.27% on that date, and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest. Both the December 2005 and March 2007 term loans were assumed by the Company in the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (i) prime (5.00% at September 30, 2008) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 4.25% or 4.96%, respectively, at September 30, 2008. The facility is secured by all of the Company’s assets, except for equipment securing term loans as described above.

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

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million). Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized bases over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.72% as of September 30, 2008). The resulting annual mortgage and interest payments on the Note will be approximately $0.2 million less than the annual rent payments on the property at the time of the transaction.

The following table summarizes the September 30, 2008 amounts outstanding under our revolving line of credit and term mortgage loans:

Revolving credit	$—
Current portion of term loan	1,824,000
Mortgage	5,996,000
Long-term portion of term loan	2,378,000
Total	$10,198,000

Monthly and annual principal and interest payments due under the term debt and mortgage are approximately $213,000 and $2.6 million, respectively, assuming no change in interest rates.

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

The bank revolving credit agreement requires us to maintain a minimum “fixed charge coverage ratio.” Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of September 30, 2008, the fixed charge coverage ratio was 1.41 as compared to a minimum requirement of 1.10.

We expect that amounts available under the revolving credit arrangement (approximately 3.4 million at September 30, 2008), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 - $3.0 million of capital expenditures for the next twelve months.

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

The following table summarizes contractual obligations as of September 30, 2008 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$10,198,000	$1,884,000	$2,508,000	$151,000	$5,655,000
Long Term Debt Interest Obligations (1)	8,223,000	670,000	970,000	827,000	5,757,000
Operating Lease Obligations	17,782,000	1,701,000	4,710,000	3,699,000	7,672,000
Total	$36,203,000	$4,255,000	$8,188,000	$4,677,000	$19,083,000

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $9.9 million as of September 30, 2008.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective and as a result, Old Point.360 ceased to amortize approximately $26.3 million of goodwill in 2002 and an annual impairment review thereafter. The initial test on January 1, 2002, and the Fiscal 2002 to 2007 tests performed as of September 30 of each year required no goodwill impairment. On August 14, 2007, the Company was formed by a spin-off transaction, and a certain portion of Old Point.360’s goodwill was assigned to the Company. In the 2008 test performed as of June 30, 2008, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for 2009 and subsequent years. If actual flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

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

In March 2008, the FASB issued SFAS No. 161. “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No, 133” (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for financial statements issued after November 15, 2008. The adoption of FAS 161 will not have a significant effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market Risk. The Company had borrowings of $10.2 million on September 30, 2008 under term loan agreements. One term loan was subject to variable interest rates. The weighted average interest rate paid during the first three months of fiscal 2009 were 6.8%. For variable rate debt outstanding at September 30, 2008, a .25% increase in interest rates will increase annual interest expense by approximately $7,000. Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%-1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan. The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 4.T CONTROLS AND PROCEDURES

Disclosure Controls

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on the evaluation, no such change occurred during such period.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

During the quarter ended September 30, 2008, there have been no changes in the Company’s internal control over financial reporting, that we believe have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on Internal Control over Financial Reporting

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2008, Form 10-K filed with the Securities and Exchange Commission may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally. Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, the Company purchased shares of its common stock in open market transactions pursuant to a Rule 10b5-1 Purchase Plan as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2008	60,000	$1.57	60,000	—
August 1 to August 31, 2008	—	—	—	—
September 1 to September 30, 2008	—	—	—	—
Total	60,000	$1.57	60,000	—

(a)
The shares were purchased pursuant to a plan dated June 19, 2008, which plan approved the purchase after July 1, 2008 of up to 60,000 shares. While the plan had a termination date of December 31, 2008, the plan terminated on July 24, 2008, upon the completion of all purchases contemplated by the plan.

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

POINT.360

DATE: November 13, 2008	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)