Form 10-Q
period 2008-12-31
Point.360
filed 2009-02-17
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2008 or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______to_______

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

☐  Yes                ☑  No

As of December 31, 2008, there were 10,391,500 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,056,000	$8,252,000
Accounts receivable, net of allowances for doubtful accounts of $541,000 and $555,000, respectively	6,971,000	9,269,000
Inventories, net	502,000	402,000
Prepaid expenses and other current assets	667,000	713,000
Prepaid income taxes	1,441,000	1,778,000
Deferred income taxes	490,000	490,000
Total current assets	23,127,000	20,903,000

Property and equipment, net	8,667,000	15,319,000
Deferred income taxes	210,000	428,000
Other assets, net	533,000	352,000
Goodwill	9,820,000	9,961,000
Total assets	$42,358,000	$46,964,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,716,000	$1,626,000
Accrued wages and benefits	2,109,000	1,431,000
Other accrued expenses	816,000	1,108,000
Current portion of borrowings under notes payable	1,810,000	1,920,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	6,631,000	6,263,000

Notes payable, less current portion	2,839,000	7,908,000
Deferred gain on sale of real estate, less current portion	2,089,000	2,000,000

Total long-term liabilities	4,928,000	9,908,000

Total liabilities	11,558,000	16,171,000

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 and 10,391,500 shares issued and outstanding, respectively	21,583,000	21,337,000
Additional paid-in capital	9,320,000	9,437,000
Retained earnings (deficit)	(103,000)	19,000
Total shareholders’ equity	30,800,000	30,793,000

Total liabilities and shareholders’ equity	$42,358,000	$46,964,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31

	2007	2008	2007	2008

Revenues	$12,141,000	$12,079,000	$22,501,000	$23,445,000
Cost of services	(8,248,000)	(7,753,000)	(16,238,000)	(15,389,000)

Gross profit	3,893,000	4,326,000	6,263,000	8,056,000
Selling, general and administrative expense	(3,820,000)	(3,993,000)	(7,145,000)	(7,701,000)
Restructuring costs	-	-	(513,000)	-

Operating income (loss)	73,000	333,000	(1,395,000)	355,000
Interest expense	(145,000)	(195,000)	(315,000)	(325,000)
Interest income	119,000	20,000	224,000	44,000
Other income (expense)	26,000	138,000	26,000	138,000

Income (loss) before income taxes	73,000	297,000	(1,460,000)	212,000
(Provision for) benefit from income taxes	55,000	(130,000)	278,000	(91,000)

Net income (loss)	$128,000	$167,000	$(1,182,000)	$121,000

Earnings (loss) per share:
Basic:
Net income (loss)	$0.01	$0.02	$(0.11)	$0.01
Weighted average number of shares	10,553,410	10,437,323	10,553,410	10,470,947

Diluted:
Net income (loss)	$0.01	$0.02	$(0.11)	$0.01
Weighted average number of shares including the dilutive effect of stock options	10,553,410	10,437,787	10,553,140	10,471,473

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2007	2008

Cash flows from operating activities:
Net income (loss)	$(1,182,000)	$121,000
Stock based compensation expense	-	117,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,318,000	2,457,000
Provision for doubtful accounts	19,000	14,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,354,000)	(2,312,000)
Decrease in inventories	35,000	100,000
(Increase) in prepaid expenses and other current assets	(258,000)	(382,000)
(Increase) decrease in other assets	(36,000)	205,000
(Increase) in deferred tax asset	54,000	(218,000)
Increase (decrease) in accounts payable	92,000	(90,000)
(Decrease) in accrued expenses	(128,000)	(657,000)
Increase (decrease) in income taxes payable	(109,000)	270,000

Net cash (used in) operating activities	(549,000)	(375,000)

Cash used in investing activities:
Capital expenditures	(696,000)	(8,834,000)
Investment in Acquisitions	-	(440,000)
Net cash used in investing activities	(696,000)	(9,274,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(96,000)	(89,000)
Stock compensation and stock buyback	-	(245,000)
Decrease in invested equity	7,128,000	-
Increase (decrease) in notes payable	(332,000)	5,082,000
Repayment of capital lease	(3,000)	(1,000)
Acquisition of capital lease	-	98,000
Net cash provided by (used in) financing activities	6,697,000	4,845,000

Net increase (decrease) in cash	5,452,000	(4,804,000)
Cash and cash equivalents at beginning of period	7,302,000	13,056,000

Cash and cash equivalents at end of period	$12,754,000	$8,252,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$248,000	$260,000
Income tax	$6,000	$375,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2008

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2008.

Earnings Per Share

The weighted number of shares outstanding reflects the dilutive effect of stock options outstanding.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, Old Point.360 entered into a new $10 million term loan agreement.  The term loan provides for interest at LIBOR (2.59% as of December 31, 2008) plus 3.15%, or 5.74% on that date, and is secured by equipment.  The term loan will be repaid in 60 equal monthly principal payments plus interest.  Proceeds of the term loan were used to repay a previously existing term loan.  In March 2006, Old Point.360 prepaid $4 million of the term loan.  Monthly principal payments were subsequently reduced pro rata.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.

The Company assumed both term loan agreements upon the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit.  The two-year agreement provides for interest at either (i) prime (3.25% as of December 31, 2008) minus 0% - 1.00% or (ii) LIBOR plus 1.5% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 2.50% and 3.93%, respectively, on  December 31, 2008.  The facility is secured by all of the Company’s assets, except for equipment securing the term loans.  The revolving credit agreement requires the Company to comply with various financial and business covenants.  There are cross default provisions contained in both the revolving and term loan agreements.  No amount was outstanding under the credit agreement as of December 31, 2008.

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million, of which $2.4 million was allocated to land).  Pursuant to the Note, the Company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized bases over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.19% as of December 31, 2008).  The mortgage debt is secured by the land and building.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (Loss).  Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarter and six months ended December 31, 2008 included compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-Q is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three and six month periods ended December 31, 2008 was $66,000 ($37,000 net of tax benefit) and $117,000 ($67,000 net of tax benefit), respectively.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions under SAB 110.

During the quarter and six months ended December 31, 2008, the Company granted awards of stock options for 30,000 shares at a market price of $1.37 per share.  No stock options were granted in the three and six month periods ended December 31, 2007.  As of December 31, 2008, there were options outstanding to acquire 1,070,600 shares at an average exercise price of $1.78 per share.  The estimated fair value of all awards granted during the three months ended December 31, 2008 was $16,000.   The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

Risk-free interest rate	0.35%
Expected term (years)	5.0
Volatility	44%
Expected annual dividends	-

The following table summarizes the status of the 2007 Plan as of December 31, 2008:

Options originally available	2,000,000
Stock options outstanding	1,070,600
Options available for grant	929,400

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2008	1,045,600	$1.79

Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at September 30, 2008	1,045,600	$1.79
Granted	30,000	1.37
Exercised	-	-
Cancelled	(5,000)	1.79

Balance at December 31, 2008	1,070,600	$1.78

As of December 31, 2008, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.7 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2008 were as follows:

As of June 30, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Employees – Outstanding	945,600	$1.79	4.63	$-
Employees – Expected to Vest	851,040	$1.79	4.63	$-
Employees – Exercisable	-	$-	-	$-

Non-Employees-Outstanding	100,000	$1.79	4.63	$-
Non-Employees-Vested	-	$-	4.63	$-
Non-Employees-Exercisable	-	$-	-	$-

As of December 31, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Employees – Outstanding	940,600	$1.79	4.12	$-
Employees – Expected to Vest	851,040	$1.79	4.12	$-
Employees – Exercisable	-	$-	-	$-

Non-Employees – Outstanding	130,000	$1.69	4.30	$-
Non-Employees – Vested	30,000	$1.37	4.87	$-
Non-Employees – Exercisable	30,000	$1.37	4.87	$-

Additional information with respect to outstanding options as of December 31, 2008 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	1,040	4.1 Years	$1.79	-	$1.79
1.37	30	4.9 Years	1.37	30	1.37

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

No triggering events occurred in the six months ended December 31, 2008.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2008 to September 30, 2008 (in thousands):

	Common Stock	Paid-in Capital	Retained Earnings	Shareholders’ Equity

Balance, June 30, 2008	$21,583	$9,320	$(103)	$30,800
FAS 123R option expense	-	51	-	51
Net income (loss)	-	-	(45)	(45)
Stock buyback	(94)	-	-	(94)
Balance, September 30, 2008	21,488	9,371	(148)	30,711

FAS 123R option expense	-	$66	$-	66
Net income (loss)	-	-	167	167
Stock buyback	(151)	-	-	(151)
Balance, December 31, 2008	$21,337	$9,437	$19	$30,973

NOTE 9- RESTRUCTURING CHARGE

In the first quarter of fiscal 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities.  Future costs associated with the facility lease and certain severance payments totaling $513,000 were treated as restructuring costs.

NOTE 10- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.  During the three and six month periods ended December 31, 2008, the Company purchased 101,910 and 161,910 shares for $151,000 and $246,000, respectively.  In January and February 2009, the Company purchased an additional 4,600 shares for $6,000.

NOTE 11- ACQUISITION

On November 1, 2008, the Company acquired the assets and business of Video Box Studios, Inc., for $315,000 and the assumption of $98,000 of capital lease obligations.  Of the total purchase price, $275,000 was allocated to machinery and equipment, $24,000 to a covenant not to compete and the balance to goodwill.

NOTE 12- POTENTIAL ACQUISITION

On September 29, 2008, the Company and Centerstaging Musical Productions, Inc. (“CMPI”) entered an Asset Purchase Agreement (the “Agreement”) whereby the Company intends to acquire certain assets of CMPI for $3 million and the assumption of up to $1.3 million of equipment financing obligations subject to bankruptcy court approval and overbid in CMPI’s pending Chapter 11 bankruptcy case.  The Company was approved as the “stalking horse” bidder pursuant to a motion to approve sale procedures in the United States Bankruptcy Court.

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

The proposed sale of CMPI’s assets to the Company was subject to overbid pursuant to sale procedures approved by the Bankruptcy Court and any sale will be pursuant to a Sale Order of the Bankruptcy Court approving such sale under Section 363 of the Bankruptcy Code and will include the assumption and assignment of certain executory contracts, unexpired leases and liabilities thereunder pursuant to Section 365 of the Bankruptcy Code and the terms and conditions of the Agreement.  Another party offered to purchase the CMPI assets for an amount in excess of that proposed by the Company, and the Court approved the sale.  The sale failed to close by the December 31, 2008 deadline established by the Court.  The Company is once again considering the purchase and may submit a new offer to the Court.

Any new offer will be conditioned upon the approval of the bankruptcy court.  Additionally, the Company’s obligation to complete a purchase will be subject to satisfactory negotiation of real estate and personal property leases and other conditions.   There can be no assurance that the transaction will ultimately be approved by the Bankruptcy Court and completed.

NOTE 13- PROPERTY AND EQUIPMENT:

Property and equipment as of December 31, 2008 consists of the following:

Land	2,406,000
Building	5,716,000
Machinery and equipment	33,686,000
Leasehold improvements	6,864,000
Computer equipment	6,402,000
Equipment under capital lease	285,000
Office equipment, CIP	599,000
Less accumulated depreciation and amortization	(40,639,000)
Property and equipment, net	$15,319,000

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See the relevant portions of  the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of Part II of this Form 10-Q for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

Three Months Ended December 31, 2008 Compared To Three Months Ended December 31, 2007

Revenues.  Revenues were $12.1 million for the three months ended December 31, 2008, compared to $12.1 million for the quarter ended December 31, 2007.  The current period revenues were similar to the previous four calendar quarters.  No unusual trends have been noted; however, revenues may come under some downward pressure in the future due to lower prices that might occur if major studios reduce output due to current difficult economic considerations and other competitors reduce pricing to compete for our business.

Gross Profit.  In 2008, gross margin was 35.8% of sales, compared to 32.1% for the same period last year. The increase in gross profit percentage is due to lower wage costs as a percentage of sales.  In addition, facility costs declined due to the elimination of lease costs associated with previously occupied real estate purchased earlier in fiscal year.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $4.0 million (33.1% of sales) in the 2008 period as compared to $3.8 million (31.5% of sales) in 2007.  We expect SG&A expenses to remain at similar levels in future quarters.

Operating Income.   Operating income was $0.3 million in 2008 compared to a $0.1 million in 2007.

Interest Expense.  Net interest expense in the current quarter was $0.2 million, compared to $0.1 million in the prior year period.  The increase is due to a mortgage related to real estate purchase in July 2008.

Other Income.   During the current period, the Company realized $0.1 million of income from the sale of equipment.

Net Income.  Net income for the current quarter was $0.2 million compared to a $0.1 million in the prior year’s quarter.

Six Months Ended December 31, 2008 compared to Six Months Ended December 31, 2007

Revenues.  Revenues were $23.4 million for the six months ended December 31, 2008, compared to $22.5 million for the period ended December 31, 2007.  We expect revenues to come under some downward pressure in the future if major studios reduce output due to current difficult financial conditions and other competitors reduce prices to compete for our business.  However, we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Gross Profit.  In 2008, gross margin was 34.4% of sales, compared to 27.8% for the same period last year. The increase in gross profit percentage is due to lower wages and benefits.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  In addition, facility costs declined due to the elimination of lease costs associated with previously occupied real estate purchased during the period.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $7.7 million (32.8% of sales) in the 2008 period as compared to $7.1 million (31.8% of sales) in 2007 excluding the restructuring charge.

Restructuring Costs.  In the six months ended December 31, 2007, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities.  Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

Operating Income (Loss). Operating income was $0.4 million in 2008 compared to a loss of $1.4 million in 2007.  Restructuring costs contributed $0.5 million to the loss in 2007.

Interest Expense. Net Interest expense for 2008 was $0.3 million, an increase of $0.1 million from 2007. The increase was due to a mortgage related to real estate purchased in July 2008.

Other Income.  During the current period, the Company realized $0.1 million of income from the sale of equipment.

Net Income (Loss). Net income for 2008 was $0.1 million compared to a loss of $1.2 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On August 14, 2007 and thereafter, the Company received $7 million from DG FastChannel upon completion of the Merger.  The Company also received approximately $2.2 million for reimbursement of merger expenses and prepayment for ADS Business working capital.  The Company expects to receive an additional $0.3 million from DG FastChannel for ADS Business working capital, which amount is included in other assets and is considered fully collectible.

On December 30, 2005, Old Point.360 entered a $10 million term loan agreement. The term loan provides for interest at LIBOR (2.59% at December 31, 2008) plus 3.15% or 5.74% on that date, and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan will be repaid in 45 equal monthly installments of principal and interest.  Both the December 2005 and March 2007 term loans were assumed by the Company in the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (i) prime (3.25% at December 31, 2008) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 2.50% or 3.93%, respectively, at December 31, 2008.  The facility is secured by all of the Company’s assets, except for equipment securing  term loans as described above.

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

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized bases over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.19% as of December 31, 2008).

The following table summarizes the December 31, 2008 amounts outstanding under our revolving line of credit and term and mortgage loans:

Revolving credit	$-
Current portion of term loan and mortgage	1,899,000
Long-term portion of term loan and mortgage	7,830,000
Total	$9,729,000

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

The bank revolving credit agreement requires us to maintain a minimum “fixed charge coverage ratio.” Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of December 31, 2008, the fixed charge coverage ratio was 1.45 as compared to a minimum requirement of 1.10.

We expect that amounts available under the revolving credit arrangement (approximately $4.4 million at December 31, 2008), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 – $3.0 million of capital expenditures for the next twelve months.

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

The following table summarizes contractual obligations as of December 31, 2008 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$9,729,000	$1,899,000	$2,044,000	$156,000	$5,630,000
Long Term Debt Interest Obligations (1)	8,085,000	698,000	908,000	814,000	5,665,000
Capital Lease Obligations	97,000	22,000	52,000	23,000	-
Operating Lease Obligations	18,504,000	2,628,000	5,050,000	3,154,000	7,672,000
Total	$36,416,000	$5,247,000	$8,054,000	$4,147,000	$18,968,000

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

We will continue to consider the acquisition of businesses which compliment our current operations and possible real estate transactions.  Consummation of any acquisition, real estate or other expansion transaction by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loans.  In the current economic climate, additional financing may not be available.  Additionally, our current bank line of credit might not be renewed upon its August 2009 expiration due to recent changes in the bank lending environment.  Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $25.3 million as of December 31, 2008.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective.  As a result, Old Point.360 ceased to amortize approximately $26.3 million of goodwill in 2002 and performed an annual impairment review thereafter.  The initial test on January 1, 2002, and the Fiscal 2002 to 2007 tests performed as of September 30 of each year required no goodwill impairment. On August 14, 2007, the Company was formed by a spin-off transaction, and a certain portion of Old Point.360’s goodwill was assigned to the Company.  In the 2008 test performed as of June 30, 2008, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for 2009 and subsequent years.  If actual flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The net deferred tax assets as of December 31, 2008 was $0.9 million.  The Company did not record a valuation allowance against its deferred tax assets as of December 31, 2008.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement FAS 109. This interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company assumed all liability for income taxes of Old Point.360 related to operations prior to the Spin-off and Merger.  Effectively, the Company therefore adopted FIN 48, effective January 1, 2007. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Old Point.360, and consequently, the Company, was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. Old Point.360, and consequently, the Company, was previously notified by the U.S. Internal Revenue Service of its intent to audit the calendar 2005 tax return. The audit has since been cancelled by the IRS without change; however, the audit could be reopened at the IRS’ discretion. Upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R will affect acquisitions by the Company after June 30, 2009.

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

In January 2008, the SEC issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”) which amends Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).  SAB 110 allows for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of expected term of so-called “plain vanilla” stock options accounted for under FAS 123R.  SAB 110 amends SAB 107 to permit the use of the “simplified” method beyond December 31, 2007.  The adoption of SAB 110 did not have a significant effect on the Company’s consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.   The Company had borrowings of $9.7 million on December 31, 2008 under term loan agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the first six months of fiscal 2009 was 6.4%.  For variable rate debt outstanding at December 31, 2008, a .25% increase in interest rates will increase annual interest expense by approximately $7,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%-1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) (“Internal Control”)) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on the evaluation, no such change occurred during such period.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2008 Form 10-K filed with the Securities and Exchange Commission may also cause actual results to differ materially from those projected by our forward-looking statements.  Most of these factors are difficult to anticipate and are generally beyond our control.  You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally.  Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter and six months ended December 31, 2008, the Company purchased shares of its common stock in open market transactions pursuant to Rule 10b5-1 purchase plans as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2008	60,000	$1.57	-	-
August 1 to August 31, 2008	-	-	-	-
September 1 to September 30, 2008	-	-	-	-
October 1 to October 31, 2008	59,500	1.54	-	-
November 1 to November 30, 2008	3,600	1.40	-	-
December 1 to December 31, 2008	38,810	1,41	-	-
Total	161,910	$1.52	-	-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on November 12, 2008 after a solicitation of proxies pursuant to Regulation 14A of the Securities Exchange Act of 1934.  At the meeting, shareholders voted on: (i) the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified, and (ii) approval of the appointment of Singer Lewak  LLP as the Company’s independent public accountants for the fiscal year ending June 30, 2009.  The results of shareholder voting were as follows:

1.	Election of Directors

The following individuals were elected as directors:

Name	Votes For	Votes Withheld

Haig S. Bagerdjian	7,583,788	46,579
Robert A. Baker	7,584,364	45,699
Greggory J. Hutchins	7,139,364	491,003
Sam P. Bell	7,584,364	45,699
G. Samuel Oki	7,584,364	45,699

2.
The appointment by the Board of Directors of the Company of Singer Lewak LLP as the Company’s independent auditors for the fiscal year ending June 30, 2009 was ratified with 7,567,172 votes for the proposal, 44,395 votes against the proposal and 18,800 votes abstaining.

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

POINT.360

DATE: February 12, 2009	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration (duly authorized officer and principal financial officer)