Form 10-K/A
period 2008-06-30
Point.360
filed 2009-04-10
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

■	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 001-33468

POINT.360
(Exact name of registrant as specified in its charter)
California	01-0893376
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2777 North Ontario Street, Burbank, CA	91504
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (818) 565-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Global Market

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
 Yes ☐      No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2007) was approximately $16 million.  As of March 31, 2009, there were 10,225,300 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

EXPLANATORY NOTE

The purpose of this amendment is to include the city and state in the signature blocks of the Report and Consent of Independent Registered Public Accounting Firm and to conform the date in the body of the Consent to the related signature date in the Company’s Form 10-K originally filed on September 19, 2008.  Additionally, a sentence inadvertently included in the sixth paragraph of Note 12 of the Notes to Consolidated Financial Statements has been removed. Except as otherwise expressly set forth in this amendment, no portion of the Form 10-K filed on September 19, 2008 is being amended or updated by this amendment and this amendment does not reflect events that occurred after September 19, 2008.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Page

Report of Independent Registered Public Accounting Firm	4

Financial Statements:

Consolidated Balance Sheets –
December 31, 2006 (restated) and June 30, 2007 (restated) and 2008	5

Consolidated Statements of Income (Loss) –
Fiscal Years Ended December 31, 2005 and 2006, the six months ended June 30, 2007 and the year ended June 30, 2008	6

Consolidated Statements of Invested and Shareholders’ Equity –
Fiscal Years Ended December 31, 2005 (restated) and 2006 (restated), the six months ended June 30, 2007 (restated) and the year ended June 30, 2008	7

Consolidated Statements of Cash Flows –
Fiscal Years Ended December 31, 2005 and 2006, the six months ended June 30, 2007 and the year ended June 30, 2008	8

Notes to Consolidated Financial Statements	9

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

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

As described in Notes 1, 13 and 14 to the financial statements, the Company has restated its financial statements for each of the two years ended December 31, 2006 and for the six-month period ending June 30, 2007 for correction of an error in the calculation of deferred tax liability.

SingerLewak LLP, (signed)

Los Angeles, California
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

Point.360
Consolidated Statements of Invested and Shareholders’ Equity
(in thousands)

		Common Stock
	Invested Equity	Shares	Dollars	Paid-in Capital		Retained Earnings		Shareholders’ Equity
	(Restated)		(Restated)					(Restated)

Balance on December 31, 2004	$20,541		$	$		$		$

Changes in investment account due to allocation of operating activities (Note 1)	836

Net income (loss)	(1,620)

Balance on December 31, 2005	19,757

Changes in investment account due to allocation of operating activities (Note 1)	(2,019)

Net income (loss)	(314)

Balance on December 31, 2006	17,424

Changes in investment account due to allocation of operating activities (Note 1)	8,248

Net income (loss)	(1,637)

Balance on June 30, 2007	24,035

Net income (loss)	-	-	-		-		(841)	(841)

Balance on August 13, 2007	24,035	-	-		-		(841)	23,194

Formation of New 360	(24,035)	10,554	21,080		2,114		841	-

Recognition of New 360 book/tax differences	-	-	503		-		-	503

Payments by DGFC, net of transaction expenses	-	-			7,131		-	7,131

Additional transaction expenses	-	-			(2)		-	(2)

FAS 123R option expense	-	-			77		-	77

Net income (loss)	-	-	-		-		(103)	(103)

Balance on June 30, 2008	$-	10,554	$21,583		$9,320		$(103)	$30,800

The accompanying notes are an integral part of these consolidated financial statements.

 Point.360
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,		Six Months Ended June 30,	Year Ended June 30,
	2005	2006	2007	2008

Cash flows from operating activities:
Net loss	$(1,620)	$(314)	$(1,637)	$(943)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,096	4,653	2,359	4,700
Provision for (recovery of) doubtful accounts	43	89	(23)	51
Deferred income taxes	310	(1,735)	-	-

Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(544)	(2,159)	3,292	(769)
(Increase) decrease in inventories	163	36	(16)	53
(Increase) decrease in prepaid expenses and other current assets	(740)	1,826	(2,331)	295
(Increase) decrease in other assets	153	45	44	(211)
(Decrease) increase in accounts payable	(1,024)	676	(549)	(780)
Increase (decrease) in accrued expenses	430	(27)	(888)	(17)
Increase (decrease) in income taxes pay- able/receivable, net	83	(1,108)	(123)	-
(Increase) decrease in deferred tax asset	410	279	160	(936)
Net cash and cash equivalents provided by (used in) operating activities	2,760	2,261	288	1,443

Cash flows from investing activities:
Capital expenditures	(2,317)	(2,064)	(839)	(2,037)
Proceeds from sale of equipment or real estate	-	13,543	56	(185)
(Increase) decrease in goodwill	(642)	(588)	(635)	48
Net cash and cash equivalents provided by (used in) investing activities	(2,959)	10,891	(1,464)	(2,174)

Cash flows from financing activities:
Change in revolving credit	450	(737)	(1,464)	-
(Increase) decrease in invested equity	836	(2,020)	(8,248)	7,707
(Repayment) proceeds from of notes payable	(1,096)	(10,926)	(1,658)	(1,217)
Repayment proceeds from of capital lease obligations	(64)	(64)	(10)	(5)
Net cash (used in) provided by financing activities	126	(13,747)	(8,432)	6,485

Net increase (decrease) in cash and cash equivalents	(73)	(595)	7,302	5,754
Cash and cash equivalents at beginning of year	668	595	-	7,302
Cash and cash equivalents at end of year	$595	$-	$7,302	$13,056

The accompanying notes are an integral part of these consolidated financial statements.

Point. 360
Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

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

Property and equipment consist of the following:

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (Loss).  Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the years ended June 30, 2008 and December 31, 2006 and the six-months ended June 30, 2007 included compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-K is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-asses the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the period ended June 30, 2008 was $77,000 ($59,000 net of tax benefit).

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

16.  SUBSEQUENT EVENTS (unaudited):

Purchase of Real Estate: In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized bases over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.4% as of the purchase date).  The mortgage debt is secured by the land and building.  The resulting annual mortgage and interest payments on the Note will be approximately $0.2 million less than the annual rent payments on the property at the time of the transaction.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 is included in this Form 10-K/A as originally filed together with amended Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

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

Dated:  April 10, 2009
Point.360

By:	/s/ Alan R. Steel
Alan R. Steel Executive Vice President, Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial officer)