Form 10-Q
period 2009-03-31
Point.360
filed 2009-05-14
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009 or

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
_____________________________________________
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

☒ Yes                    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes                    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                     ☒ No

As of March 31, 2009, there were 10,225,300 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2009
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$13,056,000	$7,047,000
Accounts receivable, net of allowances for doubtful accounts of $541,000 and $526,000,
respectively	6,971,000	8,638,000
Inventories, net	502,000	430,000
Prepaid expenses and other current assets	667,000	646,000
Prepaid income taxes	1,441,000	2,142,000
Deferred income taxes	490,000	490,000
Total current assets	23,127,000	19,393,000

Property and equipment, net	8,667,000	15,684,000
Deferred income taxes	210,000	187,000
Other assets, net	533,000	317,000
Goodwill	9,820,000	9,961,000
Total assets	$42,358,000	$45,542,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,716,000	$1,504,000
Accrued wages and benefits	2,109,000	1,775,000
Other accrued expenses	816,000	520,000
Current portion of borrowings under notes payable and capital lease obligations	1,810,000	1,962,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	6,631,000	5,940,000

Notes payable and capital lease obligations, less current portion	2,839,000	7,458,000
Deferred gain on sale of real estate, less current portion	2,089,000	1,955,000

Total long-term liabilities	4,928,000	9,413,000

Total liabilities	11,558,000	15,353,000

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 and 10,225,300
shares issued and outstanding, respectively	21,583,000	21,124,000
Additional paid-in capital	9,320,000	9,491,000
Retained earnings (deficit)	(103,000)	(426,000)
Total shareholders’ equity	30,800,000	30,189,000

Total liabilities and shareholders’ equity	$42,358,000	$45,542,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Revenues	$11,284,000	$11,104,000	$33,785,000	$34,548,000
Cost of services	(7,361,000)	(7,513,000)	(23,600,000)	(22,901,000)

Gross profit	3,923,000	3,591,000	10,185,000	11,647,000
Selling, general and administrative expense	(3,713,000)	(4,267,000)	(10,858,000)	(11,968,000)
Restructuring costs	-	-	(513,000)	-

Operating income (loss)	210,000	(676,000)	(1,186,000)	(321,000)
Interest expense	(49,000)	(177,000)	(398,000)	(502,000)
Interest income	7,000	2,000	293,000	46,000
Other income (expense)	100,000	13,000	100,000	152,000

Income (loss) before income taxes	269,000	(838,000)	(1,191,000)	(625,000)
(Provision for) benefit from income taxes	(119,000)	394,000	159,000	302,000
Net income (loss)	$150,000	$(444,000)	$(1,032,000)	$(323,000)

Earnings (loss) per share:
Basic:
Net income (loss)	$0.01	$(0.04)	$(0.10)	$(0.03)
Weighted average number of shares	10,553,410	10,319,664	10,553,410	10,421,256
Diluted:
Net income (loss)	$0.01	$(0.04)	$(0.10)	$(0.03)
Weighted average number of shares including the dilutive effect of stock options	10,553,410	10,319,664	10,553,410	10,421,256

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$(1,032,000)	$(323,000)
Stock based compensation expense	-	171,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,528,000	3,643,000
Provision for doubtful accounts	41,000	(15,000)
Changes in assets and liabilities:
(Increase) in accounts receivable	(681,000)	(1,652,000)
Decrease in inventories	1,000	72,000
(Increase) in prepaid expenses and other current assets	(161,000)	(680,000)
(Increase) decrease in other assets	(3,000)	222,000
(Increase) decrease in deferred tax asset	54,000	23,000
(Decrease) in accounts payable	(1,030,000)	(212,000)
(Decrease) in accrued expenses	(445,000)	(629,000)
Decrease in income taxes payable	-	-
Increase in deferred taxes	10,000	-

Net cash (used in) operating activities	282,000	620,000

Cash used in investing activities:
Capital expenditures	(1,400,000)	(10,384,000)
Investment in Acquisitions	-	(422,000)
Net cash used in investing activities	(1,400,000)	(10,806,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(140,000)	(134,000)
Stock compensation and stock buyback	-	(459,000)
Decrease in invested equity	7,155,000	-
Increase (decrease) in notes payable	(774,000)	4,612,000
Repayment of capital lease	(5,000)	(96,000)
Acquisition of capital lease	-	254,000
Net cash provided by (used in) financing activities	6,236,000	4,177,000

Net increase (decrease) in cash	5,118,000	(6,009,000)
Cash and cash equivalents at beginning of period	7,302,000	13,056,000

Cash and cash equivalents at end of period	$12,420,000	$7,047,000

Supplemental disclosure of cash flow information -
Cash paid for:
Interest	$402,000	$474,000
Income tax	$15,000	$375,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

NOTE 1- THE COMPANY

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

In the Spin-off, each Old Point.360 shareholder received one share of Company common stock (and a related preferred share purchase right)  for each share of Old Point.360 common stock held by the shareholder as of the record date of August 7, 2007.  As a result of the Contribution and the Spin-off, the assets and liabilities of Old Point.360 acquired by DG FastChannel in the Merger consisted only of those assets and liabilities exclusively related to the ADS Business.  Immediately after the completion of the Spin-off, DG FastChannel contributed to the Company shares of the Company common stock that it received in the Spin-off as a shareholder of Old Point.360.  As a result of the Spin-off, the Company became a publicly held company whose common stock is traded on the NASDAQ Global Market and is registered under Section 12 of the Securities Exchange Act of 1934.  Subsequent to the Merger, the Company changed its name back to Point.360.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Forms 10-K and 10-K/A for the period ended June 30, 2008.

Earnings Per Share

The weighted number of shares outstanding reflects the dilutive effect of stock options outstanding, if any.

NOTE 2- LONG TERM DEBT AND NOTES PAYABLE

On December 30, 2005, Old Point.360 entered into a new $10 million term loan agreement.  The term loan provides for interest at LIBOR (1.80% as of March  31, 2009) plus 3.15%, or 4.95% on that date, and is secured by equipment.  The term loan will be repaid in 60 equal monthly principal payments plus interest.  Proceeds of the term loan were used to repay a previously existing term loan.  In March 2006, Old Point.360 prepaid $4 million of the term loan.  Monthly principal payments were subsequently reduced pro rata.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by equipment. The loan is being repaid in 45 equal monthly installments of principal and interest.

The Company assumed both term loan agreements upon the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit.  The two-year agreement provides for interest at either (i) prime (3.25% as of March  31, 2009) minus 0% - 1.00% or (ii) LIBOR plus 1.5% - 2.5%, depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 2.75% and 3.80%, respectively, on  March 31, 2009.  The facility is secured by all of the Company’s assets, except for equipment securing the term loans.  The revolving credit agreement requires the Company to comply with various financial and business covenants.  There are cross default provisions contained in both the revolving and term loan agreements.  No amount was outstanding under the credit agreement as of March 31, 2009.

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million, of which $2.4 million was allocated to land).  Pursuant to the Note, the Company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized bases over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (5.4% as of March 31, 2009).  The mortgage debt is secured by the land and building.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (Loss).  Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarter and nine months ended March 31, 2009 included compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-Q is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three and nine month periods ended March 31, 2009 was $54,000 ($32,000 net of tax benefit) and $171,000 ($103,000 net of tax benefit), respectively.

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

During the quarter and nine months ended March 31, 2009 and 2008, the Company granted awards of stock options as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Stock option awards	1,045,600	279,450	1,045,600	309,450
Weighted average Exercise price	$1.79	$1.20	$1.79	$1.22

As of March 31, 2009, there were options outstanding to acquire 1,323,550 shares at an average exercise price of $1.66 per share. The estimated fair value of all awards granted during the nine months ended March 31, 2009 was $119,000. The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Risk-free interest rate	3.02%	0.23%	4.12%	0.89%
Expected term (years)	5.0	5.0	5.0	5.0
Volatility	51%	48%	51%	48%
Expected annual dividends	-	-	-	-

The following table summarizes the status of the 2007 Plan as of March 31, 2009:

Options originally available	2,000,000
Stock options outstanding	1,323,550
Options available for grant	676,450

Transactions involving stock options are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance at June 30, 2008	1,045,600	$1.79
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at September 30, 2008	1,045,600	$1.79
Granted	30,000	1.37
Exercised	-	-
Cancelled	(5,000)	1.79
Balance at December 31, 2008	1,070,600	$1.78
Granted	279,450	1.20
Exercised	-	-
Cancelled	(26,500)	1.79
Balance at March 31, 2009	1,323,550	$1.66

As of March 31, 2009, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2008 and March 31, 2009 were as follows:

As of June 30, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees – Outstanding	945,600	$1.79	4.63	$-
Employees – Expected to Vest	851,040	$1.79	4.63	$-
Employees – Exercisable	-	$-	-	$-

Non-Employees-Outstanding	100,000	$1.79	4.63	$-
Non-Employees-Vested	-	$-	4.63	$-
Non-Employees-Exercisable	-	$-	-	$-

As of March 31, 2009	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees – Outstanding	1,193,550	$1.65	4.11	$-
Employees – Expected to Vest	1,074.195	$1.65	4.11	$-
Employees – Exercisable	228,525	$1.79	3.88	$-

Non-Employees – Outstanding	130,000	$1.69	4.05	$-
Non-Employees – Vested	55,000	$1.56	4.28	$-
Non-Employees – Exercisable	55,000	$1.56	4.28	$-

Additional information with respect to outstanding options as of March 31, 2009 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price	Number of	Remaining	Exercise	Number	Exercise
Range	Shares	Contractual Life	Price	of Shares	Price
$1.79	1,040	3.9 Years	$1.79	253	$1.79
1.37	30	4.6 Years	1.37	30	1.37
1.20	279	4.9 Years	1.20	-	1.20

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

No triggering events occurred in the nine months ended March 31, 2009.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2008 to March 31, 2009 (in thousands):

	Common Stock	Pain-in Capital	Retained Earnings	Shareholders’ Equity
Balance, June 30, 2008	21,583	$9,320	$(103)	$30,800
FAS 123R option expense	-	51	-	51
Net income (loss)	-	-	(45)	(45)
Stock buyback	(94)	-	-	(94)
Balance, September 30, 2008	21,488	9,371	(148)	30,711

FAS 123R option expense	-	66	-	66
Net income (loss)	-	-	167	167
Stock buyback	(151)	-	-	(151)
Balance, December 31, 2008	21,337	9,437	19	30,793
FAS 123R option expense	-	54	-	54
Net income (loss)	-	-	(445)	(445)
Stock buyback	(213)	-	-	(213)

Balance, March 31, 2009	$21,124	$9,491	$(426)	$30,189

NOTE 9- RESTRUCTURING CHARGE

In the first quarter of fiscal 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities.  Future costs associated with the facility lease and certain severance payments totaling $513,000 were treated as restructuring costs.

NOTE 10- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.  During the three and nine month periods ended March 31, 2009, the Company purchased 166,200 and 328,110 shares for $213,000 and $459,000, respectively.  In April and May 2009, the Company purchased an additional 76,600 shares for $99,000.

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

NOTE 13- PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2009 consists of the following:

Land	$2,406,000
Building	5,718,000
Machinery and equipment	34,946,000
Leasehold improvements	6,958,000
Computer equipment	6,422,000
Equipment under capital lease	285,000
Office equipment, CIP	755,000
Subtotal	$57,490,000
Less accumulated depreciation and amortization	(41,806,000)
Property and equipment, net	$15,684,000

NOTE 14- SUBSEQUENT EVENTS

On April 6, 2009, the Company acquired the assets and business of Moving Images NY LLC (“MI”) for approximately $800,000 - $300,000 in cash and the assumption of approximately $500,000 of capital equipment lease obligations.  In the transaction, the Company assumed the real estate obligations of MI with respect to the lease of 11,000 square feet of office space in New York City.  The Lease Agreement provides for rental payments totaling approximately $4.5 million from April 6, 2009 through June 30, 2016.  The Lease Agreement may be terminated by Point.360 after December 31, 2010 upon 12 months written notice and the payment of a $300,000 termination fee, which fee shall decline to $200,000 if the lease is terminated after December 31, 2011.

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

The market for our services is primarily dependent on our customers’ desire and ability to monetize their entertainment content.  The major studios derive revenues from re-releases and/or syndication of motion pictures and television content.  While the size of this market is not quantifiable, we believe studios will continue to repurpose library content to augment uncertain revenues from new releases.  The current uncertain economic environment and entertainment industry labor unrest have negatively impacted the ability and willingness of independent producers to create new content.

The demand for entertainment content should continue to expand through web-based applications.  We believe long and short form content will be sought by users of personal computers, hand held devices and home entertainment technology.  Additionally, changing formats from standard definition, to high definition, to Blu Ray and perhaps to 3D will continue to give us the opportunity to provide new services with respect to library content.

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs.  Labor, facility and depreciation expenses constitute approximately 75% of our cost of sales.  Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We continue to look for opportunities to solidify our businesses.  During the fiscal year ending June 30, 2009, we have completed the following:

•	We purchased the 32,000 square foot Burbank facility to enhance future cash flow and secure that operational capability for the future.

•	We purchased the assets of Video Box Studios and consolidated its operations into our West Los Angeles location.

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and adding to our service offering.  Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships.  Also, growth can be achieved by acquiring similar businesses (for example, the acquisitions of IVC in July 2004, Eden FX in March 2007 and those described above) that can increase revenues by adding new customers, or expanding current services to existing customers.

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

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Revenues.  Revenues were $11.1 million for the three months ended March 31, 2009, compared to $11.3 million for the quarter ended March 31, 2008.  The current period revenues were similar to the previous four calendar quarters.  No unusual trends have been noted; however, revenues may come under some downward pressure in the future due to lower prices that might occur if major studios reduce output due to current difficult economic considerations and other competitors reduce pricing to compete for our business.

Cost of Services.  Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended March 31, 2009, total costs of services were 67.7% of sales compared to 65.2% in the prior year’s period.  While wages and benefits and depreciation costs were consistent between periods, facility expenses declined by $89,000 due to elimination of rent for one of our Burbank facilities which we purchased in July 2008.  Offsetting the reduction in rent was an increase in the cost of outsourced work of $163,000 due to unusually fast turnaround requirements for a particular project (we occasionally farm out certain tasks for which we have insufficient production capacity).  While outsourcing generally involves lower margins, it allows us to better meet infrequent unusually fast delivery time requirements of our clients.

Gross Profit.  In 2009, gross margin was 32.3% of sales, compared to 34.8% for the same period last year. The decline in gross profit percentage is due to the cost services of factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $4.3 million (38.4% of sales) in the 2009 period as compared to $3.7 million (32.9% of sales) in 2008. During the quarter ended March 31, 2009, the Company incurred approximately $319,000 of costs associated with documentation of its internal control processes in anticipation of performing its first management assessment of internal controls for the fiscal year ended June 30, 2009.  Additionally, the Company spent approximately $257,000 in consulting fees to improve its information technology infrastructure.  Excluding these costs, SG&A expenses for the quarter ended March 31, 2009 were $3.7 million, or 33.4% of sales.

Operating Income (Loss).   Operating loss was $0.7 million in 2009 compared to income of $0.2 million in 2008.

Interest Expense.  Net interest expense in the current quarter was $0.2 million, compared to $0.1 million in the prior year period.  The increase is due to a mortgage related to real estate purchase in July 2008.

Other Income.   During the prior year’s period, the Company realized $0.1 million of income from the sale of equipment.

Net Income (Loss).  Net loss for the current quarter was $0.4 million compared to a $0.2 million profit in the prior year’s quarter.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Revenues.  Revenues were $34.5 million for the nine months ended March 31, 2009, compared to $33.8 million for the period ended March 31, 2008.  We expect revenues to come under some downward pressure in the future if major studios reduce output due to current difficult financial conditions and other competitors reduce prices to compete for our business.  However, we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the nine months ended March 31, 2009, total costs of services were 66.3% of sales compared to 69.9% in the prior year’s period.  While depreciation costs were consistent between periods, wages and benefits declined $406,000 due to personnel reductions following the August 2007 divestiture of the ADS Business. Additionally, facility expenses declined $349,000 due to elimination of rent for one of our Burbank facilities which we purchased in July 2008.  Offsetting the reductions was an increase in the cost of outsourced work of $235,000 due to unusually fast turnaround requirements for several projects (we occasionally farm out certain tasks for which we have insufficient production capacity).  While outsourcing generally involves lower margins, it allows us to better meet infrequent unusually fast delivery time requirements of our clients.

Gross Profit.  In 2009, gross margin was 33.7% of sales, compared to 30.1% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $12.0 million (34.6% of sales) in the 2009 period as compared to $11.3 million (33.3% of sales) in 2008 excluding the restructuring charge.  During the nine months ended March 31, 2009, the Company incurred approximately $319,000 of costs associated with documentation of its internal control processes in anticipation of performing its first management assessment of internal controls for the fiscal year ended June 30, 2009.  Additionally, the Company spent approximately $257,000 in consulting fees to improve its information technology infrastructure.  Excluding these costs, SG&A expenses for the nine months ended March 31, 2009 were $11.4 million, or 33.0% of sales.

Restructuring Costs.  In the nine months ended March 31, 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities.  Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

Operating Income (Loss). Operating loss was $0.3 million in 2009 compared to a loss of $1.2 million in 2008.  Restructuring costs contributed $0.5 million to the loss in 2008.

Interest Expense. Net Interest expense for 2009 was $0.5 million, an increase of $0.1 million from 2008. The increase was due to a mortgage related to real estate purchased in July 2008.

Other Income.  During the current period, the Company realized $0.2 million of income from the sale of equipment.

Net Income (Loss). Net loss for 2009 was $0.3 million compared to a loss of $1.0 million in 2008.

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

On December 30, 2005, Old Point.360 entered a $10 million term loan agreement. The term loan provides for interest at LIBOR (1.80% at March  31, 2009) plus 3.15% (4.95% on that date) and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan is being repaid in 45 equal monthly installments of principal and interest.  Both the December 2005 and March 2007 term loans were assumed by the Company in the Spin-off.

In August 2007, the Company entered into a new credit agreement which provides up to $8 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The two-year agreement provides for interest of either (i) prime (3.25% at March 31, 2009) minus 0% - 1.00% or (ii) LIBOR plus 1.50% - 2.50% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 2.75% or 3.80%, respectively, at March 31, 2009.  The facility is secured by all of the Company’s assets, except for equipment securing term loans as described above.

In March 2006, Old Point.360 entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for $13,946,000 resulting in a $1.3 million after tax gain. Additionally, Old Point.360 received $500,000 from the purchaser for improvements.  In accordance with SFAS No. 28, “Accounting for Sales with Leasebacks” (“SFAS28”), the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent.

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized basis over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (5.40% as of March 31, 2009).

The following table summarizes the March 31, 2009 amounts outstanding under our revolving line of credit, and term (including capital lease obligations) and mortgage loans:

Revolving credit	$-
Current portion of term loan and mortgage	1,962,000
Long-term portion of term loan and mortgage	7,458,000
Total	$9,420,000

Monthly and annual principal and interest payments due under the term debt and mortgage are approximately $213,000 and $2.6 million, respectively, assuming no change in interest rates.

Our bank revolving credit agreement requires us to maintain a minimum “fixed charge coverage ratio.” Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures. As of March 31, 2009, the fixed charge coverage ratio was 1.37 as compared to a minimum requirement of 1.10.

We expect that amounts available under the revolving credit arrangement (approximately $4.1 million at March 31, 2009), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 – $3.0 million of capital expenditures for the next twelve months.

In March 2007, we acquired substantially all the assets of Eden FX for approximately $2.2 million in cash. The purchase agreement requires additional payments of $0.7 million, $0.9 million and $1.2 million in March of 2008, 2009 and 2010, respectively, if earnings during the three years after acquisition meet certain predetermined levels.  The earnings levels for calendar 2007 and 2008 were not met; therefore, the 2008 and 2009 payments were not made.

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

In recent quarters, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vender payments, facility costs and employment levels) have been consistent, except that days sales outstanding in accounts receivable have risen from approximately 54 days to 66 days within the last 12 months.  Major studios have generally delayed payments in response to the general economic slowdown.  However, we do not expect days sales outstanding to materially increase in the future.

As of March 31, 2009, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt (described above).  The mortgage payments are approximately $488,000 per year.  We believe our current cash position and a difficult economy may provide us with the opportunity to invest in facility assets that will not only help fix our operating costs, but give us the potential to own appreciating real estate assets.  We will continue to evaluate opportunities to reduce facility costs.  See below for descriptions of additional facility related transactions occurring subsequent to March 31, 2009 and their impact on future cash flows.

The following table summarizes contractual obligations as of March 31, 2009 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$9,261,000	$1,629,000	$1,858,000	$162,000	$5,612,000
Long Term Debt Interest Obligations (1)	7,843,000	589,000	879,000	800,000	5,575,000
Capital Lease Obligations	159,000	53,000	101,000	5,000	-
Capital Lease Interest Obligations	16,000	8,000	8,000	-	-
Operating Lease Obligations	17,995,000	2,120,000	5,049,000	3,154,000	7,672,000
Total	$35,274,000	$4,399,000	$7,895,000	$4,121,000	$18,859,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

In March 2009, the lease on one of our facilities in Hollywood, CA (“Highland”) expired and the Company became a holdover tenant.  The landlord has issued a Notice to Quit which will require us to move out of the facility within the next 60 days.  The Company is evaluating several alternatives, including moving a portion of our operations to our other facilities and renting a significantly smaller location, to purchasing an alternate facility.

Subsequent to March 31, 2009, the Company assumed the lease of MI (see Note 14), calling for annual rent payments of approximately $550,000 per year.  The following table summarizes the pro forma contractual obligations assuming completion of the purchase of the building, termination of the Highland and Eden FX leases and assumption of the MI lease:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$9,261,000	$1,629,000	$1,858,000	$162,000	$5,612,000
Long Term Debt Interest Obligations (1)	7,843,000	589,000	879,000	800,000	5,575,000
Capital Lease Obligations	632,000	162,000	343,000	127,000	-
Capital Lease Interest Obligations	84,000	38,000	42,000	4,000	-
Operating Lease Obligations	22,704,000	2,771,000	6,323,000	4,419,000	9,193,000
Total	$40,526,000	$5,189,000	$9,445,000	$5,512,000	$20,380,000

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

Occasionally, a major studio will request that package services be performed on multiple elements.  Each element creates a separate revenue stream which is recognized only when all requested services have been performed and delivered on that element.

In some instances, a client will request that we store (or “vault”) an element for a period ranging from a day to indefinitely.  The Company attempts to bill customers a nominal amount for storage, but some customers, especially major movie studios, will not pay for this service.  In the latter instance, storage is an accommodation to foster additional business with respect to the related element.  It is impossible to estimate (i) the length of time we may house the element, or (ii) the amount of additional services we may be called upon to perform on an element.   Because these variables are not reasonably estimable and revenues from vaulting are not material (billed vaulting revenues are approximately 3% of sales), we do not treat vaulting as a separate deliverable in those instances in which the customer does not pay.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net intangible assets, long-lived assets and goodwill amounted to approximately $10.0 million as of March 31, 2009.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The net deferred tax assets as of March 31, 2009 were $0.7 million.  The Company did not record a valuation allowance against its deferred tax assets as of March 31, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   The Company had borrowings of $9.4 million on March 31, 2009 under term loan agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the first nine months of fiscal 2009 was 6.43%.  For variable rate debt outstanding at March 31, 2009, a .25% increase in interest rates will increase annual interest expense by approximately $7,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus 0%-1.00% assuming the same amount of outstanding debt or LIBOR plus 1.5% to 2.5% and LIBOR plus 3.15% for the term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 4T  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March  31, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on the evaluation, no such change occurred during such period except as follows.  During the quarter ended March 31, 2009, the Company changed certain controls governing the access and use of information technology to strengthen such controls going forward.  The evaluation of information technology resulting in the changes was conducted as the Company prepares to implement new and enhanced production operating systems and security over those systems.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases by the Company of shares of its common stock during the quarter ended March 31, 2009

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2009	4,660	$1.22	4,600	-
February 1 to February 28, 2009	160,000	1.28	160,000	-
March 1 to March 31, 2009	1,600	1.25	1,600	-
Total	166,260	$1.28	166,260	-

(1)
The Company purchased all shares of common stock listed in this column under Rule 10b5-1 plans adopted pursuant to a stock purchase program that the Company’s Board authorized in February  2008.  The Company did not purchase any other shares of its common stock during the quarter ended March 31, 2009.  Under the stock purchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices as are determined in the sole discretion of management.  Under the current version of the stock purchase program, described in a Form 10-Q report for the quarter ended December 31, 2008 which the Company filed with the Securities and Exchange Commission on February 17, 2009, there is no maximum dollar amount or maximum number of shares that may be purchased under the program and the program does not have a specified expiration date.

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

POINT.360

DATE: May 14, 2009	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,Finance and Administration
(duly authorized officer and principal financial officer)