Form 10-K/A
period 2008-06-30
Point.360
filed 2009-06-11
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No ☐

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

EXPLANATORY NOTE

The purpose of this amendment is to include in Item 9A(T) further comments regarding the omission of management’s assessment of the effectiveness of the Company’s internal control over financial reporting in its Form 10-K filed on September 19, 2008 and Form 10-K/A filed on April 10, 2009. Except as otherwise expressly set forth in this amendment, no portion of the Form 10-K filed on September 19, 2008 and Form 10-K/A filed on April 10, 2009 is being amended or updated by this amendment and this amendment does not reflect events that occurred after September 19, 2008.

ITEM  9A(T).  CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to management’s belief that a transition period established by rules of the Securities Exchange Commission for newly public companies occurred.  The Company was formed in a Spin-off transaction on August 14, 2007, and began trading as a public entity on that date.

In a recent letter commenting on the Company’s Form 10-K for the fiscal year ended June 30, 2008, the SEC stated that management’s assessment of the effectiveness of internal control over financial reporting was required in the Form 10-K because the Company had previously filed a Form 10-K/T for the six months ended June 30, 2007.  The Company believes it is not required to include such an assessment until it files its Form 10-K for the fiscal year ending June 30, 2009.  Since management did not evaluate the effectiveness of the Company’s  internal control over financial reporting using the framework set forth in the report entitled “Internal-Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”), management had no basis on which to judge the effectiveness of such controls as of June 30, 2008.  Therefore, internal controls over financial reporting are not effective.

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

While management believes that sufficient internal controls exist regarding the determination of deferred tax amounts  through the use of qualified external consultants, the fact that an error occurred is evidence of a breakdown in such controls.  Singer Lewak characterized the error as a material weakness.  We have since reviewed existing disclosure controls and checks and balances with our external consultants and Singer Lewak to re-emphasize and reinforce that adequate controls are in place.  Specifically, the internal control deficiency has been remediated by an additional review by senior personnel at the Company, the independent consultant and Singer Lewak on a quarterly basis. Other than this change, no change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information  required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the fact that management did not perform an assessment of internal control over financial reporting.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 is included in this Form 10-K/A as originally filed together with amended Exhibits  31.1, 31.2, 32.1 and 32.2.

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

10.20	Promissory Note dated July 1, 2008 between Point.360 and Lehman Brothers Bank FSB (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on July 7, 2008)

10.21	Settlement Agreement and Release (712 N. Seaward St., Los Angeles facility) dated June 19, 2008 among Point.360, Richard Hourizadeh, Vida Hourizadeh and Travira Trust

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

23.1	Consent of Singer Lewak LLP (incorporated by reference to Exhibit 23.1 to the Form 10-K/A filed by the Registrant on April 10, 2009)

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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

**	Filed with this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 9, 2009
Point.360
By:	/s/ Alan R. Steel
Alan R. Steel Executive Vice President, Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial officer)