Form 10-Q/A
period 2008-09-30
Point.360
filed 2009-09-28
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

__________________________________________________
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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A of Point.360 (the “Company”) for the three months ended September 30, 2008 is to restate the Company’s interim consolidated financial statements as of and for the three months ended September 30, 2008 contained in the Company’s original Form 10-Q (the “Original Form 10-Q”) to correct amounts on the Company’s consolidated balance sheet, statements of income (loss) and cash flows.  Specifically, the amounts presented in the Company’s consolidated balance sheet, statements of income (loss) and cash flows as of and for the three months ended September 30, 2008 in this Form 10-Q/A reflect a correction with respect to sales cutoff errors related to the timing of revenue recognition under the proportional performance method.  The adjustment to revenues was as follows:

Three months ended September 30, 2008 (increase revenues)     $190,000

As a result of the correction, the Company has determined it to be necessary to amend the Original Form 10-Q.  This Form 10-Q/A amends and restates, in its entirety, Part I, Item 1, Item 2 and Item 4T of the Original Form 10-Q.  This Form 10-Q/A continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 12 to the accompanying interim consolidated financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	Sep 30, 2008 (As Restated, See Note 12)
		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$13,056,000	$9,759,000
Accounts receivable, net of allowances for doubtful accounts of $541,000 and $548,000,
respectively	6,971,000	7,878,000
Inventories, net	502,000	547,000
Prepaid expenses and other current assets	667,000	881,000
Prepaid income taxes	1,441,000	1,718,000
Deferred income taxes	490,000	490,000
Total current assets	23,127,000	21,274,000

Property and equipment, net	8,667,000	15,851,000
Deferred income taxes	210,000	280,000
Other assets, net	533,000	359,000
Goodwill	9,820,000	9,847,000
Total assets	$42,358,000	$47,612,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,716,000	$1,827,000
Accrued wages and benefits	2,109,000	1,614,000
Other accrued expenses	816,000	935,000
Current portion of borrowings under notes payable	1,810,000	1,884,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	6,631,000	6,439,000

Notes payable, less current portion	2,839,000	8,314,000
Deferred gain on sale of real estate, less current portion	2,089,000	2,044,000

Total long-term liabilities	4,928,000	10,358,000

Total liabilities	11,558,000	16,797,000

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,493,410
shares issued and outstanding on each date	21,583,000	21,488,000
Additional paid-in capital	9,320,000	9,371,000
Retained earnings (deficit)	(103,000)	(44,000)
Total shareholders’ equity	30,800,000	30,815,000

Total liabilities and shareholders’ equity	$42,358,000	$47,612,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2007	2008 (As Restated, See Note 12)
Revenues	$10,361,000	$11,556,000
Cost of services	(7,991,000)	(7,636,000)

Gross profit	2,370,000	3,920,000
Selling, general and administrative expense	(3,325,000)	(3,708,000)
Restructuring costs	(513,000)	-

Operating income (loss)	(1,468,000)	212,000
Interest expense	(66,000)	(129,000)
Interest income	-	23,000
Other income (expense)	-	-

Income (loss) before income taxes	(1,534,000)	106,000
(Provision for) benefit from income taxes	223,000	(47,000)
Net income (loss)	$(1,311,000)	$ _ __ 59,000

Earnings (loss) per share:
Basic:
Net income (loss)	$(0.12)	$0.01
Weighted average number of shares	10,553,410	10,504,072

Diluted:
Net income (loss)	$(0.12)	$0.01
Weighted average number of shares including the dilutive effect of stock options	10,553,410	10,504,572

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended Sept 30,
	2007	2008 (As Restated, See Note 12)
Cash flows from operating activities:
Net income (loss)	$(1,311,000)	$59,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,163,000	1,244,000
Provision for doubtful accounts	7,000	7,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(876,000)	(914,000)
(Increase) in inventories	(12,000)	(46,000)
(Increase) decrease in prepaid expenses and other current assets	1,629,000	(491,000)
(Increase) decrease in other assets	(37,000)	174,000
(Increase) in deferred tax asset	(416,000)	(70,000)
Increase (decrease) in accounts payable	(491,000)	111,000
(Decrease) in accrued expenses	62,000	(375,000)
Increase in other current liabilities	417,000	-

Net cash (used in) operating activities	(3,123,000)	(301,000)

Cash used in investing activities:
Capital expenditures	(401,000)	(8,428,000)
Net cash used in investing activities	(401,000)	(8,428,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(52,000)	(45,000)
(Increase) in invested equity	(7,131,000)	(44,000)
Increase in notes payable	106,000	5,548,000
Repayment of capital lease and other obligations	(1,000)	(27,000)
Net cash provided by (used in) financing activities	(7,184,000)	5,432,000

Net increase (decrease) in cash	3,660,000	(3,297,000)
Cash and cash equivalents at beginning of period	7,302,000	13,056,000

Cash and cash equivalents at end of period	$ _10,962,000	$9,759,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$145,000	$114,000
Income tax	$6,000	$_ 395,000

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (Loss).  Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarter ended September 30, 2008 included compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-Q/A is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q/A, expected forfeitures are immaterial. The Company will re-asses the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the period ended September 30, 2008 was $51,000 ($28,000 net of tax benefit).

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

Risk-free interest rate	3.02%
Expected term (years)	5.0
Volatility	51%
Expected annual dividends	-

The following table summarizes the status of the 2007 Plan as of September 30, 2008:

Options originally available	2,000,000
Stock options outstanding	1,045,600
Options available for grant	954,400

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2008	1,045,600	$1.79

Granted during	-	-
Exercised	-	-
Cancelled	-	-

Balance at September 30, 2008	1,045,600	$1.79

As of September 30, 2008, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.7 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2008 were as follows:

As of March, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Employees – Outstanding	1,045,600	$1.79	4.42	$-
Employees – Expected to Vest	951,040	$1.79	4.42	$-
Employees – Exercisable	-	$-	-	$-

Additional information with respect to outstanding options as of September 30, 2008 is as follows (shares in thousands):

Options Outstanding				Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	1,046	4.4 Years	$1.79	-	$1.79

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

No triggering events occurred in the quarter ended September 30, 2008.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2008 to September 30, 2008 (in thousands):

	Common Stock	Pain-in Capital	Retained Earnings	Shareholders’ Equity

Balance, June 30, 2008	$21,583	$9,320	$(103)	$30,800
FAS 123R option expense	-	51	-	51
Net income (loss)	-	-	58	58
Stock buyback	(94)	-	-	(94)
Balance, September 30, 2008	$21,488	$9,371	$(44)	$30,815

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

NOTE 12- RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our September 30, 2008 interim consolidated financial statements, we determined that amounts reflected as revenues for the three month period ended September 30, 2008 required an adjustment to correct sales cutoff errors related to the timing of revenue recognition under the proportional performance method.  The correction resulted in an increase of $190,000 in revenues for the three months ended September 30, 2008 and related adjustments to other line items in the consolidated statements of income (loss), balance sheet and cash flows as of and for the period as follows.

Changes to Consolidated Statements of Income (Loss) for the Three Months Ended September 30, 2008:	Increase (Decrease)
Three Months Ended September 30, 2008
Revenues	$190,000
Gross profit	190,000
Operating income (loss)	190,000
Income (loss) before income taxes	190,000
(Provision for) benefit from income taxes	(85,000)
Net income (loss)	106,000
Basic and diluted earnings (loss) per share	0.01

Changes in Consolidated Balance Sheet as of September 30, 2008:	Increase (Decrease)
Accounts receivable, net of allowances for doubtful accounts of $555,000	$190,000
Total current assets	190,000
Deferred income taxes	(79,000)
Total assets	104,000
Retained earnings (deficit)	104,000
Total shareholders’ equity	104,000
Total liabilities and shareholders’ equity	104,000

Changes to Consolidated Changes in Cash Flows for the Three Months Ended September 30, 2008:
Net income (loss)	$104,000
Increase (decrease) in accounts receivable	(190,000)
Decrease in deferred tax asset	86,000

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See the relevant portions of  the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of Part II of this Form 10-Q/A, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

Three Months Ended September 30, 2008 (as restated) Compared To Three Months Ended September 30, 2007

Revenues.  Revenues were $11.6 million for the three months ended September 30, 2008, compared to $10.4 million for the quarter ended September 30, 2007.  While revenues increased 12%, quarter over quarter, the current period revenues were similar to the previously three calendar quarters.  No unusual trends have been noted; however, revenues may be under some downward pressure in the future due to lower prices being offered by some studio clients, offset by potential future increases as we continue to invest in high definition capabilities where demand is expected to grow.

Gross Profit.  In 2008, gross margin was 33.9% of sales, compared to 22.9% for the same period last year. The increase in gross profit percentage is due to lower material and wage costs as a percentage of sales.  In addition, facility costs declined due to the elimination of lease costs associated with previously occupied real estate purchased during the period occupied.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.7 million (32.1% of sales) in the 2008 period as compared to $3.3 million (31.6% of sales) in 2007.  We expect SG&A expenses to remain at similar levels in future quarters.

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

Operating Income.   Operating income was $0.2 million in 2008 compared to a 1.5 million operating loss in 2007.

Interest Expense.  Net interest expense in the current quarter was $0.1 million, compared to $0.1 million in the prior year period.

Net Loss.  Net income for the current quarter was $0.1 million compared to a $1.3 million loss in the prior year’s quarter.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q/A.

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

The following table summarizes the September 30, 2008 amounts outstanding under our revolving line of credit and term mortgage loans:

Revolving credit	$-
Current portion of term loan	1,824,000
Mortgage	5,996,000
Long-term portion of term loan	2,378,000
Total	$10,198,000

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

Revenues.  We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, adding special effects, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (commercial spot, movie, trailer, electronic press kit, etc.). The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements.  Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element.  At the end of an accounting period, revenue is accrued for un-invoiced but shipped work.

Certain jobs specify that many discrete tasks must be performed which require up to four months to complete.  In such cases, we use the proportional performance method for recognizing revenue.  Under the proportional performance method, revenue is recognized based on the value of each stand-alone service completed.

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

The Company records revenues in accordance with SAB 104, which states that revenue is realized or realizable and earned when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or the services have been rendered; (iii) the Company’s price to the customer is fixed or determinable; and (iv) collectability is reasonably assured.

Allowance for doubtful accounts.   We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable.  The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible.  These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances as a charge to selling, general and administrative expenses based on estimates related to the following factors:  (i) customer specific allowance; (ii) amounts based upon an aging schedule and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

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

ITEM 4.T  CONTROLS AND PROCEDURES

Disclosure Controls

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by the report due to sales cutoff errors related to the period covered by the report discovered during the preparation of the Company’s financial statements as of June 30, 2009.  The errors were related to the timing of revenue recognition under the proportional performance method.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2008, Form 10-K filed with the Securities and Exchange Commission may also cause actual results to differ materially from those projected by our forward-looking statements.  Most of these factors are difficult to anticipate and are generally beyond our control.  You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q/A and elsewhere by us and our business generally.  Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, the Company purchased shares of its common stock in open market transactions pursuant to a Rule 10b5-1 Purchase Plan as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2008	60,000	$1.57	60,000	-
August 1 to August 31, 2008	-	-	-	-
September 1 to September 30, 2008	-	-	-	-
Total	60,000	$1.57	60,000	-

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

POINT.360

DATE: September 28, 2009	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)