Form 10-Q/A
period 2008-12-31
Point.360
filed 2009-09-28
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2008 or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to_______

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

_____________________________________
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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A of Point.360 (the “Company”) for the three and six months ended December 31, 2008 is to restate the Company’s interim consolidated financial statements as of and for the three and six months ended December 31, 2008 contained in the Company’s original Form 10-Q (the “Original Form 10-Q”) to correct amounts on the Company’s consolidated balance sheet, statements of income (loss) and cash flows.  Specifically, the amounts presented in the Company’s consolidated balance sheet, statements of income (loss) and cash flows as of and for the three and six months ended December 31, 2008 in this Form 10-Q/A reflect a correction with respect to sales cutoff errors related to the timing of revenue recognition under the proportional performance method.  The adjustments to revenues were as follows:

Three months ended December 31, 2008 (decrease revenues)		$(277,000)
Six months ended December 31, 2008 (decrease revenues)	$	(87,000)

As a result of the correction, the Company has determined it to be necessary to amend the Original Form 10-Q.  This Form 10-Q/A amends and restates, in its entirety, Part I, Item 1, Item 2 and Item 4T of the Original Form 10-Q.  This Form 10-Q/A continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 14 to the accompanying interim consolidated financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS

		December 31,
	June 30, 2008	2008 (As Restated, See Note 14)
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,056,000	$8,252,000
Accounts receivable, net of allowances for doubtful accounts of $541,000 and $555,000, respectively	6,971,000	9,182,000
Inventories, net	502,000	402,000
Prepaid expenses and other current assets	667,000	713,000
Prepaid income taxes	1,441,000	1,778,000
Deferred income taxes	490,000	490,000
Total current assets	23,127,000	20,817,000

Property and equipment, net	8,667,000	15,319,000
Deferred income taxes	210,000	547,000
Other assets, net	533,000	352,000
Goodwill	9,820,000	9,961,000
Total assets	$42,358,000	$46,996,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,716,000	$1,626,000
Accrued wages and benefits	2,109,000	1,431,000
Other accrued expenses	816,000	1,108,000
Current portion of borrowings under notes payable	1,810,000	1,920,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	6,631,000	6,263,000

Notes payable, less current portion	2,839,000	7,908,000
Deferred gain on sale of real estate, less current portion	2,089,000	2,000,000

Total long-term liabilities	4,928,000	9,908,000

Total liabilities	11,558,000	16,171,000

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 and 10,391,500shares issued and outstanding, respectively	21,583,000	21,337,000
Additional paid-in capital	9,320,000	9,437,000
Retained earnings (deficit)	(103,000)	51,000
Total shareholders’ equity	30,800,000	30,825,000

Total liabilities and shareholders’ equity	$42,358,000	$46,996,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008 (As Restated, See Note 14)	2007	2008 (As Restated, See Note 14)

Revenues	$12,141,000	$11,802,000	$22,501,000	$23,358,000
Cost of services	(8,248,000)	(7,753,000)	(16,238,000)	(15,389,000)

Gross profit	3,893,000	4,049,000	6,263,000	7,969,000
Selling, general and administrative expense	(3,820,000)	(3,993,000)	(7,145,000)	(7,701,000)
Restructuring costs	-	-	(513,000)	-

Operating income (loss)	73,000	56,000	(1,395,000)	268,000
Interest expense	(145,000)	(195,000)	(315,000)	(325,000)
Interest income	119,000	20,000	224,000	44,000
Other income (expense)	26,000	138,000	26,000	138,000

Income (loss) before income taxes	73,000	19,000	(1,460,000)	125,000
(Provision for) benefit from income taxes	55,000	76,000	278,000	29,000

Net income (loss)	$128,000	$95,000	$(1,182,000)	$154,000

Earnings (loss) per share:
Basic:
Net income (loss)	$0.01	$0.01	$(0.11)	$0.01
Weighted average number of shares	10,553,410	10,437,323	10,553,410	10,470,947
Diluted:
Net income (loss)	$0.01	$0.01	$(0.11)	$0.01
Weighted average number of shares including the dilutive effect of stock options	10,553,410	10,437,787	10,553,140	10,471,473

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2007	2008 (As Restated, See Note 14)
Cash flows from operating activities:
Net income (loss)	$(1,182,000)	$154,000
Stock based compensation expense	-	117,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,318,000	2,457,000
Provision for doubtful accounts	19,000	14,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,354,000)	(2,225,000)
Decrease in inventories	35,000	100,000
(Increase) in prepaid expenses and other current assets	(258,000)	(382,000)
(Increase) decrease in other assets	(36,000)	205,000
(Increase) in deferred tax asset	54,000	(336,000)
Increase (decrease) in accounts payable	92,000	(90,000)
(Decrease) in accrued expenses	(128,000)	(657,000)
Increase (decrease) in income taxes payable	(109,000)	270,000

Net cash (used in) operating activities	(549,000)	(375,000)

Cash used in investing activities:
Capital expenditures	(696,000)	(8,834,000)
Investment in Acquisitions	-	(440,000)
Net cash used in investing activities	(696,000)	(9,274,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(96,000)	(89,000)
Stock compensation and stock buyback	-	(245,000)
Decrease in invested equity	7,128,000	-
Increase (decrease) in notes payable	(332,000)	5,082,000
Repayment of capital lease	(3,000)	(1,000)
Acquisition of capital lease	-	98,000
Net cash provided by (used in) financing activities	6,697,000	4,845,000

Net increase (decrease) in cash	5,452,000	(4,804,000)
Cash and cash equivalents at beginning of period	7,302,000	13,056,000

Cash and cash equivalents at end of period	$12,754,000	$8,252,000

Supplemental disclosure of cash flow information -
Cash paid for:
Interest	$248,000	$260,000

Income tax	$6,000	$375,000

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

No triggering events occurred in the six months ended December 31, 2008.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2008 to September 30, 2008 (in thousands):

	Common Stock	Paid-in Capital	Retained Earnings	Shareholders’ Equity

Balance, June 30, 2008	$21,583	$9,320	$(103)	$30,800
FAS 123R option expense	-	51	-	51
Net income (loss)	-	-	58	58
Stock buyback	(94)	-	-	(94)
Balance, September 30, 2008	21,488	9,371	(44)	30,815

FAS 123R option expense	-	$66	$-	66
Net income (loss)	-	-	95	95
Stock buyback	(151)	-	-	(151)
Balance, December 31, 2008	$21,337	$9,437	$51	$30,825

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

NOTE 13- PROPERTY AND EQUIPMENT:

Property and equipment as of December 31, 2008 consists of the following:

Land	$2,406,000
Building	5,716,000
Machinery and equipment	33,686,000
Leasehold improvements	6,864,000
Computer equipment	6,402,000
Equipment under capital lease	285,000
Office equipment, CIP	599,000
Less accumulated depreciation and amortization	(40,639,000)
Property and equipment, net	$15,319,000

NOTE 14- RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our December 31, 2008 interim consolidated financial statements, we determined that amounts reflected as revenues for the three and six month periods ended December 31, 2008 required an adjustment to correct sales cutoff errors related to the timing of revenue recognition under the proportional performance method.  The correction resulted in a decrease of $277,000 and $87,000 in revenues for the three and six months ended December 31, 2008, respectively, and related adjustments to other line items in the consolidated statements of income(loss), balance sheet and cash flows as of and for the respective periods as follows:

Changes to Consolidated Statements of Income (Loss) for the Three and Six Month Periods Ended December 31, 2008:	Increase (Decrease)
	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008
Revenues	$(277,000)	$(87,000)
Gross profit	(277,000)	(87,000)
Operating income (loss)	(277,000)	(87,000)
Income (loss) before income taxes	(277,000)	(87,000)
(Provision for) benefit from income taxes	206,000	120,000
Net income (loss)	(72,000)	33,000
Basic and diluted earnings (loss) per share	(.01)	-

Changes in Consolidated Balance Sheet as of December 31, 2008:		Increase (Decrease)
Accounts receivable, net of allowances for doubtful accounts of $555,000		$(87,000)
Total current assets		(87,000)
Deferred income taxes		119,000
Total assets		(33,000)
Retained earnings (deficit)		33,000
Total shareholders’ equity		33,000
Total liabilities and shareholders’ equity		33,000

Changes to Consolidated Changes in Cash Flows for the Six Months Ended December 31, 2008:
Net income (loss)		$33,000
Increase (decrease) in accounts receivable		87,000
Decrease in deferred tax asset		(119,000)

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

See the relevant portions of  the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of Part II of this Form 10-Q/A for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

Three Months Ended December 31, 2008 (as restated) Compared To Three Months Ended December 31, 2007

Revenues.  Revenues were $11.8 million for the three months ended December 31, 2008, compared to $12.1 million for the quarter ended December 31, 2007.  The current period revenues were similar to the previous four calendar quarters.  No unusual trends have been noted; however, revenues may come under some downward pressure in the future due to lower prices that might occur if major studios reduce output due to current difficult economic considerations and other competitors reduce pricing to compete for our business.

Gross Profit.  In 2008, gross margin was 34.3% of sales, compared to 32.1% for the same period last year. The increase in gross profit percentage is due to lower wage costs as a percentage of sales.  In addition, facility costs declined due to the elimination of lease costs associated with previously occupied real estate purchased earlier in fiscal year.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $4.0 million (33.8% of sales) in the 2008 period as compared to $3.8 million (31.5% of sales) in 2007.  We expect SG&A expenses to remain at similar levels in future quarters.

Operating Income.   Operating income was $0.1 million in 2008 compared to a $0.1 million in 2007.

Interest Expense.  Net interest expense in the current quarter was $0.2 million, compared to $0.1 million in the prior year period.  The increase is due to a mortgage related to real estate purchase in July 2008.

Other Income.   During the current period, the Company realized $0.1 million of income from the sale of equipment.

Net Income.  Net income for the current quarter was $0.1 million compared to a $0.1 million in the prior year’s quarter.

Six Months Ended December 31, 2008 (as restated) Compared to Six Months Ended December 31, 2007

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

Gross Profit.  In 2008, gross margin was 34.1% of sales, compared to 27.8% for the same period last year. The increase in gross profit percentage is due to lower wages and benefits.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  In addition, facility costs declined due to the elimination of lease costs associated with previously occupied real estate purchased during the period.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $7.7 million (33.0% of sales) in the 2008 period as compared to $7.1 million (31.8% of sales) in 2007 excluding the restructuring charge.

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

Net Income (Loss). Net income for 2008 was $0.2 million compared to a loss of $1.2 million in 2007.

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

ITEM 4.T CONTROLS AND PROCEDURES

Disclosure Controls

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by the report due to sales cutoff errors related to the period covered by this report discovered during the preparation of the Company’s financial statements as of June 30, 2009.  The errors were related to the timing of revenue recognition under the proportional performance method.

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