Form 10-Q/A
period 2009-03-31
Point.360
filed 2009-09-28
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q/A

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009 or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                                  to

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A of Point.360 (the “Company”) for the three and nine months ended March 31, 2009 is to restate the Company’s interim consolidated financial statements as of and for the three and nine months ended March 31, 2009 contained in the Company’s original Form 10-Q (the “Original Form 10-Q”) to correct amounts on the Company’s consolidated balance sheet, statements of income (loss) and cash flows.  Specifically, the amounts presented in the Company’s consolidated balance sheet, statements of income (loss) and cash flows as of and for the nine months ended March 31, 2009 in this Form 10-Q/A reflect a correction with respect to sales cutoff errors related to the timing of revenue recognition under  the proportional performance method.  The adjustments to revenues were a follows:

Three months ended March 31, 2009 (increase in revenues)	$165,000
Nine months ended March 31, 2009 (increase in revenues)	$79,000

As a result of the correction, the Company has determined it to be necessary to amend the Original Form 10-Q.  This Form 10-Q/A amends and restates, in its entirety, Part I, Item 1, Item 2 and Item 4T of the Original Form 10-Q.  This Form 10-Q/A continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 15 to the accompanying interim consolidated financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS

		March 31,
Assets	June 30, 2008	2009 (As Restated, See Note 15)
		(unaudited)
Current assets:
Cash and cash equivalents	$13,056,000	$7,047,000
Accounts receivable, net of allowances for doubtful accounts of $541,000 and $526,000,
respectively	6,971,000	8,717,000
Inventories, net	502,000	430,000
Prepaid expenses and other current assets	667,000	646,000
Prepaid income taxes	1,441,000	2,142,000
Deferred income taxes	490,000	490,000
Total current assets	23,127,000	19,472,000

Property and equipment, net	8,667,000	15,684,000
Deferred income taxes	210,000	165,000
Other assets, net	533,000	317,000
Goodwill	9,820,000	9,961,000
Total assets	$42,358,000	$45,599,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,716,000	$1,504,000
Accrued wages and benefits	2,109,000	1,775,000
Other accrued expenses	816,000	520,000
Current portion of borrowings under notes payable and capital lease obligations	1,810,000	1,962,000
Current portion of deferred gain on sale of real estate	178,000	178,000

Total current liabilities	6,631,000	5,940,000

Notes payable and capital lease obligations, less current portion	2,839,000	7,458,000
Deferred gain on sale of real estate, less current portion	2,089,000	1,955,000

Total long-term liabilities	4,928,000	9,413,000

Total liabilities	11,558,000	15,353,000

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 and 10,225,300
shares issued and outstanding, respectively	21,583,000	21,124,000
Additional paid-in capital	9,320,000	9,491,000
Retained earnings (deficit)	(103,000)	(369,000)
Total shareholders’ equity	30,800,000	30,246,000

Total liabilities and shareholders’ equity	$42,358,000	$45,599,000

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2008	2009 (As Restated, See Note 15)	2008	2009 (As Restated, See Note 15)
Revenues	$11,284,000	$11,269,000	$33,785,000		$34,627,000
Cost of services	(7,361,000)	(7,513,000)	(23,600,000)		(22,901,000)

Gross profit	3,923,000	3,756,000	10,185,000		11,726,000
Selling, general and administrative expense	(3,713,000)	(4,267,000)	(10,858,000)		(11,968,000)
Restructuring costs	-	-	(513,000)		-

Operating income (loss)	210,000	(511,000)	(1,186,000)		(242,000)
Interest expense	(49,000)	(177,000)	(398,000)		(502,000)
Interest income	7,000	2,000	293,000		46,000
Other income (expense)	100,000	13,000	100,000		152,000

Income (loss) before income taxes	269,000	(673,000)	(1,191,000)		(546,000)
(Provision for) benefit from income taxes	(119,000)	253,000	159,000		280,000
Net income (loss)	$150,000	$(420,000)	$(1,032,000)	$	(266,000)

Earnings (loss) per share:
Basic:
Net income (loss)	$0.01	$(0.04)	$(0.10)		$(0.03)
Weighted average number of shares	10,553,410	10,319,664	10,553,410		10,421,256
Diluted:
Net income (loss)	$0.01	$(0.04)	$(0.10)		$(0.03)
Weighted average number of shares including the dilutive effect of stock options	10,553,410	10,319,664	10,553,410		10,421,256

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2008	2009 (As Restated, See Note 15)
Cash flows from operating activities:
Net income (loss)	$(1,032,000)	$(266,000)
Stock based compensation expense	-	171,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,528,000	3,643,000
Provision for doubtful accounts	41,000	(15,000)
Changes in assets and liabilities:
(Increase) in accounts receivable	(681,000)	(1,731,000)
Decrease in inventories	1,000	72,000
(Increase) in prepaid expenses and other current assets	(161,000)	(680,000)
(Increase) decrease in other assets	(3,000)	222,000
(Increase) decrease in deferred tax asset	54,000	45,000
(Decrease) in accounts payable	(1,030,000)	(212,000)
(Decrease) in accrued expenses	(445,000)	(629,000)
Decrease in income taxes payable	-	-
Increase in deferred taxes	10,000	-

Net cash (used in) operating activities	282,000	620,000

Cash used in investing activities:
Capital expenditures	(1,400,000)	(10,384,000)
Investment in Acquisitions	-	(422,000)
Net cash used in investing activities	(1,400,000)	(10,806,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate.	(140,000)	(134,000)
Stock compensation and stock buyback	-	(459,000)
Decrease in invested equity	7,155,000	-
Increase (decrease) in notes payable	(774,000)	4,612,000
Repayment of capital lease	(5,000)	(96,000)
Acquisition of capital lease	-	254,000
Net cash provided by (used in) financing activities	6,236,000	4,177,000

Net increase (decrease) in cash	5,118,000	(6,009,000)
Cash and cash equivalents at beginning of period	7,302,000	13,056,000

Cash and cash equivalents at end of period	$12,420,000	$7,047,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$402,000	$474,000
Income tax	$15,000	$375,000

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

No triggering events occurred in the nine months ended March 31, 2009.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2008 to March 31, 2009 (in thousands):

	Common Stock	Pain-in Capital	Retained Earnings	Shareholders’ Equity

Balance, June 30, 2008	21,583	$9,320	$(103)	$30,800
FAS 123R option expense	-	51	-	51
Net income (loss)	-	-	58	58
Stock buyback	(94)	-	-	(94)
Balance, September 30, 2008	21,488	9,371	(44)	30,815

FAS 123R option expense	-	66	-	66
Net income (loss)	-	-	95	95
Stock buyback	(151)	-	-	(151)
Balance, December 31, 2008	21,337	9,437	51	30,825

FAS 123R option expense	-	54	-	54
Net income (loss)	-	-	(420)	(420)
Stock buyback	(213)	-	-	(213)

Balance, March 31, 2009	$21,124	$9,491	$(369)	$30,246

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

NOTE 15- RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our March 31, 2009 interim consolidated financial statements, we determined that amounts reflected as revenues for the three and nine month periods ended March 31, 2009 required an adjustment to correct sales errors related to the timing of revenue recognition under the proportional performance method.  The correction resulted in an increase of $165,000 and $78,000 in revenues for the three and nine months ended March 31, 2009, respectively, and related adjustments to other line items in the consolidated statements of income(loss), balance sheet and cash flows as of and for the respective periods as follows:

Changes to Consolidated Statements of Income (Loss) for the Three and Nine Month Periods Ended March 31, 2009:	Increase (Decrease)
	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Revenues	$165,000	$79,000
Gross profit	165,000	79,000
Operating income (loss)	165,000	79,000
Income (loss) before income taxes	165,000	79,000
(Provision for) benefit from income taxes	(141,000)	(22,000)
Net income (loss)	24,000	57,000
Basic and diluted earnings (loss) per share	-	-

Changes in Consolidated Balance Sheet as of March 31, 2009:	Increase (Decrease)
Accounts receivable, net of allowances for doubtful accounts of $526,000	$79,000
Total current assets	$79,000
Deferred income taxes	(22,000)
Total assets	57,000
Retained earnings (deficit)	57,000
Total shareholders’ equity	57,000
Total liabilities and shareholders’ equity	57,000

Changes to Consolidated Changes in Cash Flows For the Nine Months Ended March 31, 2009:
Net income (loss)	$57,000
Increase (decrease) in accounts receivable	(79,000)
Decrease in deferred tax asset	22,000

POINT.360

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended March 31, 2009 (as restated) Compared To Three Months Ended March 31, 2008

Revenues.  Revenues were $11.3 million for the three months ended March 31, 2009, compared to $11.3 million for the quarter ended March 31, 2008.  The current period revenues were similar to the previous four calendar quarters.  No unusual trends have been noted; however, revenues may come under some downward pressure in the future due to lower prices that might occur if major studios reduce output due to current difficult economic considerations and other competitors reduce pricing to compete for our business.

Cost of Services.  Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended March 31, 2009, total costs of services were 66.7% of sales compared to 65.2% in the prior year’s period.  While wages and benefits and depreciation costs were consistent between periods, facility expenses declined by $89,000 due to elimination of rent for one of our Burbank facilities which we purchased in July 2008.  Offsetting the reduction in rent was an increase in the cost of outsourced work of $163,000 due to unusually fast turnaround requirements for a particular project (we occasionally farm out certain tasks for which we have insufficient production capacity).  While outsourcing generally involves lower margins, it allows us to better meet infrequent unusually fast delivery time requirements of our clients.

Gross Profit.  In 2009, gross margin was 33.3% of sales, compared to 34.8% for the same period last year. The decline in gross profit percentage is due to the cost services of factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $4.3 million (37.9% of sales) in the 2009 period as compared to $3.7 million (32.9% of sales) in 2008. During the quarter ended March 31, 2009, the Company incurred approximately $319,000 of costs associated with documentation of its internal control processes in anticipation of performing its first management assessment of internal controls for the fiscal year ended June 30, 2009.  Additionally, the Company spent approximately $257,000 in consulting fees to improve its information technology infrastructure.  Excluding these costs, SG&A expenses for the quarter ended March 31, 2009 were $3.7 million, or 32.7% of sales.

Operating Income (Loss).   Operating loss was $0.5 million in 2009 compared to income of $0.2 million in 2008.

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

Nine Months Ended March 31, 2009 (as restated) Compared to Nine Months Ended March 31, 2008

Revenues.  Revenues were $34.6 million for the nine months ended March 31, 2009, compared to $33.8 million for the period ended March 31, 2008.  We expect revenues to come under some downward pressure in the future if major studios reduce output due to current difficult financial conditions and other competitors reduce prices to compete for our business.  However, we continue to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the nine months ended March 31, 2009, total costs of services were 66.1% of sales compared to 69.9% in the prior year’s period.  While depreciation costs were consistent between periods, wages and benefits declined $406,000 due to personnel reductions following the August 2007 divestiture of the ADS Business. Additionally, facility expenses declined $349,000 due to elimination of rent for one of our Burbank facilities which we purchased in July 2008.  Offsetting the reductions was an increase in the cost of outsourced work of $235,000 due to unusually fast turnaround requirements for several projects (we occasionally farm out certain tasks for which we have insufficient production capacity).  While outsourcing generally involves lower margins, it allows us to better meet infrequent unusually fast delivery time requirements of our clients.

Gross Profit.  In 2009, gross margin was 33.9% of sales, compared to 30.1% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

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

Operating Income (Loss). Operating loss was $0.2 million in 2009 compared to a loss of $1.2 million in 2008.  Restructuring costs contributed $0.5 million to the loss in 2008.

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