Form 10-K
period 2009-06-30
Point.360
filed 2009-09-28
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

■	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 001-33468

POINT.360
(Exact name of registrant as specified in its charter)
California	01-0893376
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2777 North Ontario Street, Burbank, CA	91504
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (818) 565-1400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, no par value	Nasdaq Global Market

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
Yes ☐      No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2008) was approximately $9.2 million.  As of August 31, 2009, there were 10,148,700 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (to be filed by October 28, 2009) relating to its 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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
•
the cost associated with becoming compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

PART 1

ITEM 1. BUSINESS

The Company was formed as a wholly-owned subsidiary (named “New 360”) of Point.360 ( “Parent Company”) in April 2007.  The post production assets of the Parent Company were contributed to New 360 on August 14, 2007, after which all New.360 common stock was distributed to the Parent Company’s shareholders.  New 360 subsequently changed its name to Point.360 after the merger of the Parent Company with DG FastChannel, Inc. (“DG FastChannel”).  The Parent Company is hereinafter referred to as Old Point.360.

Point.360 (“Point.360” or the “Company”) is a leading integrated media management services company providing film, video and audio post-production, archival, duplication, computer graphics and data distribution services to motion picture studios, television networks, independent production companies and multinational companies. We provide the services necessary to edit, master, reformat and archive our clients’ audio, video, and film content, which includes television programming, feature films, and movie trailers.

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

Since January 1, 1997, Old Point.360 successfully completed acquisitions of companies providing similar services. We will continue to evaluate acquisition opportunities to enhance our operations and profitability. In 2004, Old Point.360 acquired International Video Conversions, Inc. (“IVC”), a leading digital intermediate and digital mastering facility. In 2005, Old Point.360 acquired Visual Sound, a provider of captioning services. In 2007, Old Point.360 purchased the business of Eden FX, a producer of sophisticated visual effects and graphics for feature films, television programming and commercials. In November 2008, the Company purchased the assets and business of Video Box Studios, and in April 2009, the Company purchased the assets and business of MI Post.  As a result of these acquisitions, we are one of the largest and most diversified providers of technical and distribution services in our markets, and therefore are able to offer our customers a single source for such services at prices that reflect our scale economies.

Markets

We derive revenues primarily from the entertainment industry, consisting of major and independent motion picture and television studios, cable television program suppliers, television program syndicators, and advertising agencies. On a more limited basis, we also service national television networks, local television stations, corporate or instructional video providers, infomercial advertisers and educational institutions.

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

Visual Effects.  We provide premiere visual effects for feature films, television programs and commercial advertising content. Content creation across all media is in continual need of highly realistic, imaginative and intriguing visual effects. Due to the lower costs of digital content as compared to the cost of live production, more heightened “realism” has been made possible by today’s highly skilled artists using sophisticated software. This offers producers of films, TV programs and commercials more production flexibility and time savings.

Video and Data Editing.   Digital editing services are located in Hollywood, Burbank, West Los Angeles, California and New York City. The editing suites are equipped with state-of-the-art digital editing equipment, including the Film Master Nucoda and Avid® Symphony Nitris which provides precise and repeatable electronic transfer of data, video and/or audio information from one or more sources to a new master  and  production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, DVD Compression masters, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

Digital Color Correction .  Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a digital video format.  Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. We transfer film and data to digital formats using Spirit,  4k Telecine equipment, daVinci® 2k,and Digital Vision Film Master color correction systems.    The re-mastering of studio film and television libraries to the HDTV broadcast standard has become a growing portion of our film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

Picture Restoration.   Digital picture restoration occurs in all titles targeted for Blu-ray and standard definition DVD distribution as well as cable markets. Flaws in the picture such as dirt, scratches, splice bumps and excessive grain can be removed using our vast array of technologies and expertise. Tools incorporated in this process are daVinci Revival®, MTI Film DRS, and Diamant. Once the picture elements are restored, new film negatives can also be derived from these polished digital elements.

Audio Post-Production.   We digitally mix television shows, commercials, and independent features. We edit and create sound effects, assist in replacing dialog and re-record audio elements for integration with film and video elements.  We design sound effects to give life to the visual images with a library of sound effects.  Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording.  Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product.  In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby Digital®, SDDS®, THX® and Surround Sound®.

Audio Restoration and Layback.  Audio layback is the process of creating duplicate videotape masters with sound tracks that are different from the original recorded master sound track.  Content owners selling their assets in foreign markets require the replacement of dialog with voices speaking local languages. In some cases, all of the audio elements, including dialog, sound effects, music and laughs, must be recreated, remixed and synchronized with the original videotape.  Audio sources are premixed foreign language tracks or tracks that contain music and effects only.  The latter is used to make a final videotape product that will be sent to a foreign country to permit addition of a foreign dialogue track to the existing music and effects track.

Closed Caption and Subtitling.   All broadcast material requires closed captioning. We are able to create closed captioning formatted for High Definition and Standard definition markets and DVD markets when requested. Subtitling is offered in over twenty foreign languages.

Foreign Language Mastering.  Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing.  We provide dubbed language recording and versioning followed by an audio layback and conform service that supports various audio, data and videotape formats to create an international language-specific master videotape. We also create music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog recording and international distribution.

Standards Conversion.  Throughout the world there are several different broadcasting "standards" in use. To permit a program recorded in one standard to be broadcast in another, it is necessary for the recorded program to be converted to the applicable standard. This process involves changing the number of video lines per frame, the number of frames per second, and the color system. We are able to convert video between all international formats, including NTSC, PAL High Definition and Standard Definition.  Our competitive advantages in this service line include our state-of-the-art systems and our detailed knowledge of the international markets with respect to quality-control requirements and technical specifications.

Broadcast Encoding.  We provide encoding services for tracking global broadcast verification and intelligence service.   Using processes which include High Definition and Standard Definition Teletrax, AMOL, SIGMA and VEIL encoding; a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted airtime. We provide encoding services for a number of our motion picture studio clients to enable them to customize their promotional material.

Global Distribution and Syndication.  We offer a broad range of technical services to domestic and international programmers.  We service the basic and premium cable, broadcast syndication and direct-to-home market segments by providing the facilities and services necessary to assemble and distribute programming via High Definition and Standard Definition satellite as well as fiber feeds to viewers in the United States, Canada and Europe.  We provide facilities and services for the delivery of syndicated television programming in the United States and Canada. Our customer base consists of the major studios and independent distributors offering network programming, world-wide independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to the cable industry and direct-to-home viewers.

Archival Services.  We currently store approximately one million videotape, audio and film elements in a protected environment.  The storage and handling of videotape, audio and film elements require specialized security and environmental control procedures.  We perform secure management archival services in all of our operating facilities as well as our state-of-the-art Media Center in Los Angeles.  We offer on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

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

We solicit the motion picture and television industries to generate revenues.  In the six months ended June 30, 2007 and the fiscal years ended June 30, 2008 and 2009, five major motion picture studios accounted for approximately 56%, 52% and 48% of Point.360’s revenues, respectively, while sales to Twentieth Century Fox and affiliates comprised 34%, 26% and 21% of revenues in those periods, respectively.  Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

We generally do not have exclusive service agreements with our clients. Because clients generally do not make arrangements with us until shortly before our facilities and services are required, we usually do not have any significant backlog of service orders. Our services are generally offered on an hourly or per unit basis based on volume.

Customer Service

We believe we have built a strong reputation in the market with a commitment to customer service.  We receive customer orders via courier services, telephone, telecopier and the Internet.  The sales and customer service staff develops strong relationships with clients within the studios and is trained to emphasize our ability to confirm delivery, interpret supplied technical specifications, and meet difficult delivery time frames and provide reliable and cost-effective service.  Several studios are customers because of our ability to meet often changing or rush delivery schedules.

We have a sales and customer service staff of approximately 45 people, and we provide services 24 hours per day.  This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver.

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

Employees

The Company had approximately 300 full-time employees as of June 30, 2009.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

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

Point.360 had losses in each of the five fiscal years ended June 30, 2009 due, in part, to increased price competition, the cost of being a publicly traded company and a number of unusual charges.  There is no assurance as to future profitability on a quarterly or annual basis.

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

Although we were in a cash positive position as of June 30, 2009 and expect to be for the foreseeable future, if we continue to incur losses in the future as a separate company, there is a risk that we will default under financial covenants contained in any new credit agreements and/or will not be able to pay off revolving or term loans when due.  If a default condition exists in future banking arrangements, all amounts that may be outstanding under the new agreements will be due and payable which could materially and adversely affect our business.

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

Although we have an active client list of approximately 1,900 customers, five motion picture studios and and/or their affiliates accounted for approximately 58%, 56%, 52% and 48% of our revenues in calendar year 2006, and the fiscal years ended June 30, 2007, 2008 and 2009,  respectively.  Twentieth Century Fox (and affiliates) was the only customer which accounted for more than 10% of sales in any of the periods, or 33% in calendar year 2006, and 34%, 26% and 21% in the fiscal years ended June 30, 2007, 2008 and 2009, respectively.  If one or more of these companies were to stop using our services, our business could be adversely affected.  Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact those industries.

Our expansion strategy may fail.

Our growth strategy involves both internal development and expansion through acquisitions.  We currently have no agreements or commitments to acquire any company or business.  Even though Point.360 completed a number of acquisitions in the past, the most recent of which was in April 2009, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses without substantial costs, delays or other problems.

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

We are dependent on the efforts and abilities of certain senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer.  The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained.  Mr. Bagerdjian beneficially owns approximately 40% of Point.360’s outstanding stock.  Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with Point.360.  In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing and technical personnel.  The competition for qualified personnel is intense and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects.  There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

Our operating results have varied in the past, and may vary in the future, depending on factors such as sales volume fluctuations due to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, the ability of our customers to finance projects, general economic factors and other factors.  In fiscal 2009, we impaired goodwill in full.  As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.  Our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others.  For example, the 12,000-member Writer’s Guild of America began a strike on November 5, 2007 which affected portions of our business, which strike was not settled until February 12, 2008.   In any period our revenues are subject to variation based on changes in the volume and mix of services performed during the period.  It is possible that in a future quarter our operating results will be below the expectations of equity research analysts and investors.  In such event, the price of our common stock would likely be materially adversely affected.

We determined that there were material weaknesses in our internal controls over financial reporting and that our internal controls were not effective as of June 30, 2008 and 2009.  In the event a material weakness occurs again in the future, our financial statements and results of operations could be harmed and you my not be justified in relying on those financial statements.

For the years ended June 30, 2008 and 2009, we determined that or internal controls over financial reporting were not effective, as we identified a material weakness in our internal controls over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to the calculation of deferred tax liability in 2008, and in the application of the proportional performance method of recognizing revenues in 2009.  In the event that this or any other material weakness occurs in the future, our financial statements and results of operations could be harmed and you may not be justified in relying on those financial statements, either of which could result in a decrease in our stock price.

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

We have limited operating history as a separate public company, and our historical and pro forma financial information is not necessarily representative of the results we would have achieved as a separate publicly traded company, and may not be a reliable indicator of our future results.

The historical and pro forma financial information included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•
Prior to our August 14, 2007 separation from Old Point.360, our business had been operated by Old Point.360 as part of its broader corporate organization, rather than as an independent company. Old Point.360 performed various corporate functions for the post-production business, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002) and external reporting.  Our historical and pro forma financial results reflect allocations of corporate expenses from Old Point.360 for these and similar functions based on the relationship of our sales to sales of Old Point.360 for certain administrative functions necessary to complete the sales cycle (sales, personnel, billing, accounting, etc.), specific balance sheet accounts comprising long-lived assets (term loan interest expense) and net working capital (revolving loan interest expense), and other measurements. We believe that these allocations are comparable to the expenses we would have incurred had we operated as a separate publicly traded company, although there is a risk that we may incur higher expenses as an independent company.

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

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our business profile and market capitalization may not fit the investment objectives of our shareholders and, as a result, our shareholders may sell our shares after the distribution;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	our ability to meet earnings estimates of shareholders;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations, and;

•	general economic conditions.

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

Our Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owns approximately 40% of our common stock.  By virtue of his stock ownership, Mr. Bagerdjian may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (1) the election of the Board of Directors, (2) amendments to our Articles of Incorporation and (3) approval of mergers and other significant corporate transactions.  The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

ITEM  1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM  2.   PROPERTIES

The Company currently owns or leases 7 facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2009 to 2021.  The following table sets forth the location and approximate square footage of the Company's properties:

Square Footage
Hollywood, CA (owned)	18,300
Hollywood, CA (leased)	8,000
Burbank, CA (owned)	32,000
Burbank, CA (leased)	45,500
Los Angeles, CA (leased)	64,600
Los Angeles, CA (leased)	13,400
New York, NY (leased)	11,000

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

On May 1, 2009 the Company was served with a “Verified Unlawful Detainer Complaint” by 1220 Highland, LLC, the landlord of a facility in Hollywood, CA that had been rented by the Company for many years.  The Company’s lease on the facility expired in March 2009.  The Company vacated the facility as of June 30, 2009.  The Complaint seeks possession of the property, damages for each day of the Company’s possession from May 1, 2009, and other damages and legal fees.  While the outcome of the claim cannot be predicted with certainty, management does not believe that the outcome will have a material effect on the financial condition of the Company, especially since full rent was paid until the property was returned to the landlord on June 30, 2009.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the NASDAQ Global Market under the symbol PTSX. The following table sets forth, for the periods since the separation on August 14, 2007 from Old Point.360, the high and low closing price per share for the Common Stock.

	Common Stock
	Low	High
Year Ended June 30, 2009
First Quarter	$1.39	$1.74
Second Quarter	$1.10	$1.63
Third Quarter	$1.12	$1.38
Fourth Quarter	$1.16	$1.45
Year Ended June 30, 2008
First Quarter	$2.00	$2.59
Second Quarter	$1.80	$2.24
Third Quarter	$1.25	$2.01
Fourth Quarter	$1.50	$1.75

On August 31, 2009, the closing sale price of the Common Stock as reported on the NASDAQ Global Market $1.26 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

Dividends

Neither the Company nor Old Point.360 have paid dividends on its Common Stock.  The Company’s ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements.  The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

Stock Repurchases

The following table sets forth information regarding purchases by the Company of shares of its common stock during the quarter ended June 30, 2009:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2009	76,600	$1.29	76,600	-

(1)
The Company purchased all shares of common stock listed in this column under Rule 10b5-1 plans adopted pursuant to a stock purchase program that the Company’s Board authorized in February 2008.  The Company did not purchase any other shares of its common stock during the quarter ended June 30,  2009.  Under the stock purchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices as are determined in the sole discretion  of management.  Under the current version of the stock purchase program, described in a Form 10-Q report for the quarter ended December 31, 2008 which the Company filed with the Securities and Exchange Commission on February 17, 2009, there is no maximum dollar amount or maximum number of shares that may be purchased under the program and the program does not have a specified expiration date.

ITEM 6.  SELECTED FINANCIAL DATA

The following data, insofar as they relate to each of the calendar years 2004 to 2006, and the fiscal years ended June 30, 2007 to 2009 have been derived from the Company’s annual financial statements.  This information should be read in conjunction with the Financial Statements and Notes thereto (particularly Note 1 with respect to the Spin-off of the Company from Old Point.360 on August 14, 2007) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.  All amounts are shown in thousands, except per share data.

	Year Ended December 31,			Six Months Ended June 30,		Year Ended June 30,

Statement of Income (Loss) Data	2004	2005	2006	2006	2007	2007	2008		2009
				(unaudited)		(unaudited)

Revenues	$38,588	$43,059	$43,533	$21,692	$20,850	$42,691		$45,150	$45,619

Cost of services sold	(27,958)	(29,472)	(29,976)	(14,948)	(15,760)	(30,788)		(31,156)	30,804

Gross profit	10,631	13,587	13,557	6,744	5,090	11,903		13,994	14,815

Selling, general and administrative expense	(13,649)	(14,972)	(13,554)	(6,995)	(7,071)	(13,631)		(14,611)	(16,475)

Restructuring costs	-	-	-	-	-	-		(513)	-

Impairment charges	-	-	-	-	-	-		-	(9,961)

Operating income (loss)	(3,018)	(1,385)	3	(251)	(1,981)	(1,728)		(1,130)	(11,621)

Interest expense, net	(654)	(1,280)	(659)	(448)	(263)	(473)		(205)	(628)

Other income	-	-	-	-	-	-		100	152

(Provision for) benefit from income tax	1,489	1,045	342	280	607	668		292	(363)

Net income (loss)	$(2,183)	$(1,620)	$(314)	$(419)	$(1,637)	$(1,533)	$	(943)	$(12,460)

Pro forma earnings (loss) per share			$(0.03)	$(0.04)	$(0.16)	$(0.15)		$(0.09)	$(1.20)

Pro forma weighted average common share outstanding			10,554	10,554	10,554	10,554		10,554	10,358

	Year Ended December 31,						Year Ended June 30,

Other Data	2004		2005		2006		2007		2008	2009

Capital expenditures	$4,014		$2 ,317		$2,064		$839		$2,037	$17,167	(3)

Selected Balance Sheet Data

Cash and cash equivalents	$668		$595		$—		$7,302		$13,056	5,235

Working capital (deficit)	1,565		(234)		1,325		9,814		16,497	10,048

Property and equipment, net	29,437		26,474		12,850	(1)	11,330		8,667	20,417

Total assets	49,108		47,229		33,482	(1)	38,103		42,358	37,394

Due to parent company	17,126		17,416		5,690	(1)	5,871		-	-

Invested or Shareholders’ Equity	20,541	(2)	19,757	(2)	17,424	(2)	24,035	(2)	30,800	18,009

(1)
On March 29, 2006, Old Point.360 sold and leased back its Media Center facility. Proceeds were used to repay debt. See Notes 4 and 6 of the notes to consolidated financial statements included elsewhere herein.

(2)	Represents Old Point.360’s invested equity in the Company.

(3)	Includes $12,939,000 for the purchase of real estate

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

Between January 1, 2004 and June 30, 2007, Old Point.360 completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 3 to our consolidated financial statements for a discussion of the acquisitions for the annual periods ended 2004, 2005 and 2006 and the first six months of 2007, respectively.

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

We continue to look for opportunities to solidify our businesses.  During the fiscal year ending June 30, 2009, we have completed the following:

•	We purchased the 32,000 square foot Burbank facility to enhance future cash flow and secure that operational capability for the future.

•	We purchased the assets of Video Box Studios and consolidated its operations into our West
Los Angeles location.

•	We purchased the assets of MI Post providing the Company with an East Coast presence.

•	We purchased an 18,300 square foot building in Hollywood into which we will move operations that have previously occupied 37,000 square feet of rented space.

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

In conjunction with the merger of Old Point.360 into DG FastChannel, we changed our fiscal year end from December 31 to June 30, a date closer to the transaction. The following table sets forth the amount and percentage relationship to revenues of certain items included within our consolidated statement of income (loss) for the twelve month periods ended June 30, 2007 (unaudited), 2008 and 2009. The commentary below is based on these financial statements (in thousands).

	Twelve Months Ended June 30,
	2007		2008		2009
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
	(unaudited)

Revenues	$42,691	100.0	$45,150	100.0	$45,619	100.0
Costs of services sold	(30,788)	(72.1)	(31,156)	(69.0)	(30,804)	(67.5)
Gross profit	11,903	27.9	13,994	31.0	14,815	32.5
Selling, general and administrative expense	(10,395)	24.3	(14,491)	(32.1)	(16,475)	(36.1)
Restructuring costs	-	-	(513)	(1.1)	-	-
Impairment charges	-	-	-	-	(9,961)	(21.8)
Allocation of Old Point.360 corporate expenses	(3,236)	7.6	(120)	(0.3)	-	-
Operating income (loss)	(1,728)	(4.0)	(1,130)	(2.5)	(11,621)	(25.5)
Interest expense, net	(473)	(1.1)	(105)	(0.2)	(476)	(1.0)
Benefit from income taxes	668	1.6	292	0.6	(363)	(0.8)
Net income (loss)	$(1,533)	(3.6)	$(943)	(2.1)	$(12,460)	(27.3)

Twelve Months Ended June 30, 2009 Compared to Twelve Months Ended June 30, 2008

Revenues.  Revenues were $45.6 million for the year ended June 30, 2009, compared to $45.2 million for the year ended June 30, 2008.  We expect revenues to come under some downward pressure in the future if major studios reduce output due to current difficult financial conditions and other competitors reduce prices to compete for our business.  Additionally, revenues for the last quarter of fiscal 2009 were lower than prior quarters by approximately $0.4 million due to the move of the operations to one of our Hollywood facilities (“Highland”) to two of our other locations as we renovate the Vine Property to house both Highland and Eden FX.  We expect the negative effect on revenues to continue into fiscal 2010 as we consolidate approximately 37,000 square feet of operating space into approximately 20,000 square feet by December 31, 2010.  We are continuing to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the year ended June 30, 2009, total costs of services were 67.5% of sales compared to 69.0% in the prior year.  Depreciation costs were consistent between periods.  Wages and benefits declined $241,000 due to personnel reductions following the August 2007 divestiture of the ADS Business, offset by increases with the addition of personnel with the purchases of Video Box Studios and MI Post.  Personnel costs will be reduced during the first half of fiscal 2010 due to layoffs associated with relocation of the Highland operation.  Facility expenses declined $335,000 due to elimination of rent for one of our Burbank facilities which we purchased in July 2008.  Offsetting the reductions was an increase in the cost of outsourced work of $253,000 due to unusually fast turnaround requirements for several projects (we occasionally farm out certain tasks for which we have insufficient production capacity).  While outsourcing generally involves lower margins, it allows us to better meet infrequent unusually fast delivery time requirements of our clients.

Gross Profit.  In 2009, gross margin was 32.5% of sales, compared to 31.0% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $16.5 million (36.1% of sales) in 2009 as compared to $14.6 million (32.4% of sales) in 2008.  During 2009, the Company incurred approximately $406,000 of costs associated with documentation of its internal control processes in anticipation of performing its first management assessment of internal controls for the fiscal year ended June 30, 2009.  Additionally, the Company spent approximately $279,000 in consulting fees to improve its information technology infrastructure.  Moving and other costs associated with the move of the Highland operation were approximately $357,000. Excluding these costs, SG&A expenses for 2009 were $15.4 million, or 33.7% of sales.

Restructuring Costs.  In the fiscal year ended June 30, 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities.  Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

Impairment Charge.  As part of the Company’s annual assessment of goodwill impairment required by SFAS No. 142, at June 30 2009, the Company determined that goodwill was fully impaired, and recorded an impairment charge of $10 million.

Operating Income (Loss). Operating loss was $11.6 million in 2009 compared to a loss of $1.1 million in 2008.  Unusual SG&A and restructuring costs and the impairment charge contributed $11.0 and $0.5 million to the loss as in 2009 and 2008, respectively.

Interest Expense. Net Interest expense for 2009 was $0.5 million, an increase of $0.1 million from 2008. The increase was due to a mortgage related to real estate purchased in July 2008.

Other Income.  During the current period, the Company realized $0.2 million of income from the sale of equipment.

Net Income (Loss). Net loss for 2009 was $12.5 million compared to a loss of $0.9 million in 2008.

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

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the year ended June 30, 2008, total costs of services were 69.0% of sales compared to 72.1% in the prior year’s period.  Wages and benefits increased $747,000 due to the addition of Eden FX which was acquired in the third fiscal quarter of 2007 offset by personnel reductions following the August 2007 divestiture of the ADS Business.  The cost of outsourced work of increased $825,000 due to unusually fast turnaround requirements for several projects (we occasionally farm out certain tasks for which we have insufficient production capacity).  While outsourcing generally involves lower margins, it allows us to better meet infrequent unusually fast delivery time requirements of our clients.  Offsetting these increases, depreciation expense decreased $609,000 due to assets becoming fully depreciated.

Gross Profit.  In 2008, gross margin was 31.0% of sales, compared to 27.9% for the same period last year. The increase in gross profit percentage is due to the contribution of Eden FX as compared to last year and the elimination of a facility (see “restructuring charge” below).  Additionally, headcount was reduced by 37 employees during fiscal 2008, offset by wage increases cited above.   From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

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

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the six months ended June 30, 2007, total costs of services were 75.6% of sales compared to 68.9% in the prior year’s period.  While depreciation costs were consistent between periods, wages and benefits increased $731,000 due to personnel added with the acquisition of Eden FX in March 2007.  Facility expenses increased $421,000 due to a full six months of lease expenses in the 2007 period resulting from the March 2006 sale/leaseback of our Media Center property, general rent increases and the addition of the Eden FX space.  Offsetting the increases were $306,000 of reductions in the cost of outsourced work and equipment rentals.

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

After June 30, 2009, in August 2009, the Company entered into a new credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The agreement provides for interest of either (i) prime (3.25% at June 30, 2009) minus .5% - to plus .5% or (ii) LIBOR plus 2.0% - 3.00% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.25% or 3.68%, respectively, at June 30, 2009.  The facility is secured by all of the Company’s accounts receivable.

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

In June 2009, the Company entered into a $3,562,500 million Purchase Money Promissory Note secured by a Deed of Trust for the purchase of land and a building (“Vine Property”).  The note bears interest at 7% fixed for ten years.  The principal amount of the note is payable on June 12, 2019.  The note is secured by the property.

The following table summarizes the June 30, 2009 amounts outstanding under our revolving line of credit, and term (including capital lease obligations) and mortgage loans:

Revolving credit	$-

Current portion of term loan and mortgages	2,085,000
Long-term portion of term loan and mortgages	10,844,000
Total	$12,929,000

Monthly and annual principal and interest payments due under the term debt and mortgages are approximately $244,000 and $2.9 million, respectively, assuming no change in interest rates.

Our new bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain.  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  On a pro forma basis, as of June 30, 2009, the leverage ratio was 2.16 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 1.31 as compared to a minimum requirement of 1.10.  Under the previous credit agreement which contained only a fixed charge coverage ratio, the ratio at June 30, 2009 was 1.18 compared to a minimum requirement of 1.10.

We expect that amounts available under the revolving credit arrangement (approximately $3.5 million at August 31, 2009), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 – $3.0 million of capital expenditures for the next twelve months including approximately $1.5 million to complete the renovation of the Vine Property.

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

The Company’s cash balance decreased from $13,056,000 on July 1, 2008 to $5,235,000 at June 30, 2009, principally due to the following:

Balance July 1, 2008	$13,056,000
Increase in accounts receivable	(1,353,000)
Capital expenditures for equipment	(3,315,000)
Acquisition of Video Box Studios	(422,000)
Acquisition of MI Post	(300,000)
Purchase of Hollywood Way real estate	(2,100,000)
Purchase of Vine real estate	(1,200,000)
Purchase of Point.360 common stock	(459,000)
Debt principal and interest payments	(2,511,000)
Other	3,839,000
Balance June 30, 2009	$5,235,000

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

In recent quarters, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vender payments, facility costs and employment levels) have been consistent, except that days sales outstanding in accounts receivable have risen from approximately 49 days to 61 days within the last 12 months.  Major studios have generally delayed payments in response to the general economic slowdown.  However, we do not expect days sales outstanding to materially increase in the future.

As of June 30, 2009, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $488,000 per year.

In March 2009, the lease on one of our facilities in Hollywood, CA (“Highland”) expired and the Company became a holdover tenant.  The landlord issued a Notice to Quit which required us to move out of the facility.  The Highland operations have been temporarily housed at several other of our facilities.

The Company purchased the Vine Property in June 2009.  The purchase price of the Vine Property was $4.75 million, $1.2 million of which was paid in cash with the balance being financed by the seller over ten years, interest only at 7% for the entire term, with the principal amount being due at the end of the term.  Building renovations will cost about $1.5 million.  After renovation, we expect to move our Eden FX and Highland operations into the Vine Property by October 2009.

When Highland and Eden FX are moved into the Vine Property, annual cash outlays for the two operations will be reduced from $1.1 million of rent payments to about $250,000 of interest payments.  While we will spend about $2.7 million for the down payment and renovation of the Vine Property, annual cash flow will improve by approximately $600,000 (rent payments less interest and other incremental operating costs).

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

The following table summarizes contractual obligations as of June 30, 2009 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$12,352,000	$1,935,000	$1,105,000	$167,000	$9,145,000
Long Term Debt Interest Obligations (1)	10,196,000	814,000	1,365,000	1,285,000	6,731,000
Capital Lease Obligations	577,000	156,000	328,000	94,000	-
Capital Lease Interest Obligations	73,000	34,000	37,000	3,000	-
Operating Lease Obligations	22,447,000	2,785,000	6,896,000	5,094,000	7,672,000
Total	$45,645,000	$5,724,000	$9,730,000	$6,643,000	$23,548,000

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

We will continue to consider the acquisition of businesses which compliment our current operations and possible real estate transactions.  Consummation of any acquisition, real estate or other expansion transaction by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loans.  In the current economic climate, additional financing may not be available.  Additionally, our current bank line of credit might not be renewed upon its November 2010 expiration due to recent changes in the bank lending environment.  Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

Certain jobs specify that many discrete tasks must be performed which require up to four months to complete.  In such cases, we use the proportional performance method for recognizing revenue.  Under the proportional performance method, revenue is recognized based on the value of each stand-alone service completed.  See Note 14 of Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of the need to restate quarterly results for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 to correct errors in the application of the proportional performance method with respect to the timing of when such revenues were recognized.

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

The Company records all revenues in accordance with SAB 104, which states that revenue is realized or realizable and earned when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or the services have been rendered; (iii) the Company’s price to the customer is fixed or determinable; and (iv) collectability is reasonably assured.  Additionally, in instances where package services are performed on multiple elements or where the proportional performance method is applied, the Company adheres to EITF 00-21 “Revenue Arrangements with Multiple Elements”.

Allowance for doubtful accounts.   We are required to make judgments, based on historical experience and future expectations, as to the collectability of accounts receivable.  The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible.  These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances as a charge to selling, general and administrative expenses based on estimates related to the following factors: (i) customer specific allowance; (ii) amounts based upon an aging schedule and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

Valuation of long-lived and intangible assets.   Long-lived assets, consisting primarily of property, plant and equipment and intangibles (consisting principally of goodwill), comprise a significant portion of the Company’s total assets. Long-lived assets, including goodwill are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $20.4 million as of June 30, 2009.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective.  As a result, Old Point.360 ceased to amortize approximately $26.3 million of goodwill in 2002 and performed an annual impairment review thereafter.  The initial test on January 1, 2002, and the Fiscal 2002 to 2007 tests performed as of September 30 of each year required no goodwill impairment. On August 14, 2007, the Company was formed by a spin-off transaction, and a certain portion of Old Point.360’s goodwill was assigned to the Company.  In the 2009 test performed as of June 30, 2009, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for 2010 and subsequent years.  As a result, the Company recorded a goodwill impairment charge of $10 million as of June 30, 2009.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The net deferred tax assets as of June 30, 2009 were $0.0 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, FASB issues FASB Staff Position (FSP) 140-4 and FIN 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (FAS 140) and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. We adopted this FSP for our year ended June 30, 2009 and the adoption did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”); (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and; (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in generally accepted accounting principles (“GAAP”) for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate in accordance with SFAS No. 157. The impact of the adoption of these three Staff Positions is not expected to be significant to our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS 141R as of the beginning of fiscal 2010. We will apply the requirements of FSP FAS 141R-1 prospectively to any future acquisitions.

Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through September 28, 2009, the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ". SFAS No. 166 amends SFAS No. 140, " Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, " and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 , which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 to have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   The Company had borrowings of $12.9 million on June 30, 2009 under term loan and mortgage agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the fiscal 2009 was 6.3%.  For variable rate debt outstanding at June 30, 2009, a .25% increase in interest rates will increase annual interest expense by approximately $7,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus .5% to plus .5% or LIBOR plus 2.0% to 3.0% and LIBOR plus 3.15% for the variable rate term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	26

Financial Statements:

Consolidated Balance Sheets – June 30, 2008 and 2009	27

Consolidated Statements of Income (Loss) – Fiscal Years Ended December 31, 2006, the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009	28

Consolidated Statements of Invested and Shareholders’ Equity – Fiscal Years Ended December 31, 2006, the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009	29

Consolidated Statements of Cash Flows – Fiscal Years Ended December 31, 2006, the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009	30

Notes to Consolidated Financial Statements	31

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	55

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Point.360
Burbank, California

We have audited the accompanying consolidated balance sheets of Point.360 (formerly New 360) and its subsidiary (collectively the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income (loss), invested and shareholders equity and cash flows for the years ended June 30, 2009 and 2008, for the six months ended June 30, 2007 (restated) (the transition period 2007), and for the year ended December 31, 2006 (restated). Our audits also included the financial statement schedule of Point.360 listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and its subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years ended June 30, 2009 and 2008, for the six months ended June 30, 2007 (the transition period 2007), and for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Point.360’s internal control over financial reporting as of June 30, 2009 discussed in the accompanying Item 9A Controls and Procedures and, accordingly, we do not express an opinion thereon.

As described in Note 14 to the financial statements, the Company has restated its financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 for the correction of an error with respect to the timing of recognition of revenues.

Singer Lewak LLP (signed)

Los Angeles, California
September 28, 2009

Point.360
Consolidated Balance Sheets
(in thousands)

	June 30,
	2008	2009
Assets
Current assets:

Cash and cash equivalents	$13,056	$5,235
Accounts receivable, net of allowances for doubtful accounts of $541 and $537, respectively	6,971	8,347
Inventories, net	502	401
Prepaid expenses and other current assets	667	819
Prepaid income taxes	1,441	1,877
Deferred income taxes	490	-
Total current assets	23,127	16,679

Property and equipment, net	8,667	20,417
Other assets, net	743	298
Goodwill	9,820	-
Total assets	$42,358	$37,394

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of borrowings under notes payable	$1,810	$2,086
Accounts payable	1,716	1,708
Accrued wages and benefits	2,109	1,438
Other accrued expenses	816	1,220
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	6,631	6,630

Notes payable, less current portion	2,839	10,844
Deferred gain on sale of real estate, less current portion	2,089	1,911

Total long-term liabilities	4,928	12,755

Total liabilities	11,558	19,385

Commitments and contingencies	-	-

Shareholders’ equity
Parent company’s invested equity	-	-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,553,410 and 10,148,700 shares issued and outstanding on June 30, 2008 and 2009, respectively	21,583	21,025
Additional paid-in capital	9,320	9,547
Retained (deficit)	(103)	(12,563)
Total shareholders’ equity	30,800	18,009

Total liabilities and shareholders’ equity	$42,358	$37,394

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,	Six Months Ended June 30,	Year Ended June 30,
	2006	2007	2008	2009
Revenues	$43,533	$20,850	$45,150	$45,619
Cost of services sold	(29,976)	(15,760)	(31,156)	(30,804)

Gross profit	13,557	5,090	13,994	14,815

Selling, general and administrative expense	(10,108)	(5,590)	(14,491)	(16,475)
Allocation of Point.360 corporate expenses (Note 1)	(3,446)	(1,481)	(120)	-
Impairment charges	-	-	-	(9,961)
Restructuring costs	-	-	(513)	-

Operating income (loss)	3	(1,981)	(1,130)	(11,621)

Interest expense	(659)	(299)	(553)	(675)
Interest income	-	35	348	47
Other income (expense)	-	-	100	152

Loss before income taxes	(656)	(2,244)	(1,235)	(12,097)

(Provision for) benefit from income taxes	342	607	292	(363)

Net loss	$(314)	$(1,637)	$(943)	$(12,460)

Pro forma basic and diluted (loss) per share	$(0.03)	$(0.16)	$(0.09)

Pro forma weighted average number of shares	10,554	10,554	10,554

Basic and diluted (loss) per share				$(1.20)

Weighted average number of shares				10,358

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Invested and Shareholders’ Equity
(in thousands)

		Common Stock
	Invested Equity	Shares	Dollars		Paid-in Capital		Retained Earnings		Shareholders’ Equity

Balance on December 31, 2005	$19,757		$		$		$		$

Changes in investment account due to allocation of operating activities (Note 1)	(2,019)

Net (loss)	(314)

Balance on December 31, 2006	17,424

Changes in investment account due to allocation of operating activities (Note 1)	8,248

Net (loss)	(1,637)

Balance on June 30, 2007	24,035

Net (loss)	-	-		-		-		(841)		(841)

Balance on August 13, 2007	24,035	-		-		-		(841)		23,194

Formation of New 360	(24,035)	10,554		21,080		2,114		841		-

Recognition of New 360 book/tax differences	-	-		503		-		-		503

Payments by DGFC, net of transaction expenses	-	-				7,131		-		7,131

Additional transaction expenses	-	-				(2)		-		(2)

FAS 123R option expense	-	-				77		-		77

Net (loss)	-	-		-		-		(103)		(103)

Balance on June 30, 2008	$-	10,554		$21,583		$9,320		$(103)		$30,800

Purchases of common stock		(405)		(558)		-		-		(558)

FAS 123R option expense						227				227

Net (loss)								(12,460)		(12,460)

Balance on June 30, 2009		10,149		$21,025		$9,547		$(12,563)		$18,009

The accompanying notes are an integral part of these consolidated financial statements.

 Point.360
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,	Six Months Ended June 30,	Year Ended June 30,
	2006	2007	2008	2009

Cash flows from operating activities:
Net loss	$(314)	$(1,637)	$(943)	$(12,460)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,653	2,359	4,700	4,964
Provision for (recovery of) doubtful accounts	89	(23)	51	(4)
Deferred income taxes	(1,735)	-	-	-
Stock compensation expense	-	-	-	227
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(2,159)	3,292	(769)	(1,372)
(Increase) decrease in inventories	36	(16)	53	100
(Increase) decrease in prepaid expenses and other current assets	1,826	(2,331)	295	(587)
Decrease in goodwill	-	-	-	9,842
(Increase) decrease in other assets	45	44	(211)	238
(Decrease) increase in accounts payable	676	(549)	(780)	(8)
Increase (decrease) in accrued expenses	(27)	(888)	(17)	(267)
Increase (decrease) in income taxes pay-able/receivable, net	(1,108)	(123)	-	-
(Increase) decrease in deferred tax asset	279	160	(936)	700
Net cash and cash equivalents provided by (used in) operating activities	2,261	288	1,443	1,373

Cash flows from investing activities:
Capital expenditures	(2,064)	(839)	(2,037)	(16,738)
Proceeds from sale of equipment or real estate	13,543	56	(185)	(178)
(Increase) decrease in goodwill	(588)	(635)	48	9,842
Net cash and cash equivalents provided by (used in) investing activities	10,891	(1,464)	(2,174)	(16,916)

Cash flows from financing activities:
Repurchase of common stock	-	-	-	(557)
Change in revolving credit	(737)	(1,464)	-	-
(Increase) decrease in invested equity	(2,020)	(8,248)	7,707	-
(Repayment) proceeds from of notes payable	(10,926)	(1,658)	(1,217)	7,702
Repayment proceeds from of capital lease obligations	(64)	(10)	(5)	577
Net cash (used in) provided by financing activities	(13,747)	(8,432)	6,485	7,722

Net increase (decrease) in cash and cash equivalents	(595)	7,302	5,754	(7,821)
Cash and cash equivalents at beginning of year	595	-	7,302	13,056
Cash and cash equivalents at end of year	$-	$7,302	$13,056	$5,235

The accompanying notes are an integral part of these consolidated financial statements.

Point. 360
Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

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

Revenues and Receivables

Point.360 performs a multitude of services for its clients, including film-to-tape transfer, video and audio editing, standards conversions, adding effects, duplication, distribution, etc.  A customer orders one or more of these services with respect to an element (commercial spot, movie, trailer, electronic press kit, etc.).  The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed and delivered). Revenue is recognized only when the job is completed and delivered.  Occasionally, a major studio will request that package services be performed on multiple elements.  Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element.  At the end of an accounting period, revenue is accrued for un-invoiced but shipped work.

Certain jobs specify that many discrete tasks must be performed which require up to four months to complete.  In such cases, we use the proportional performance method for recognizing revenue.  Under the proportional performance method, revenue is recognized based on the value of each stand-alone service completed.  See Note 14 for a discussion of the need to restate quarterly results for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 to correct errors in the application of the proportional performance method with respect to the timing of when such revenues were recognized.

 In some instances, a client will request that Point.360 store (or “vault”) an element for a period ranging from a day to indefinitely.  Point.360 attempts to bill customers a nominal amount for storage, but some customers, especially major movie studios, will not pay for this service.  In the latter instance, storage is an accommodation to foster additional business with respect to the related element.  It is impossible to estimate (i) the length of time we may house the element, or (ii) the amount of additional services we may be called upon to perform on an element.  Because these variables are not reasonably estimable and revenues from vaulting are not material (billed vaulting revenues are approximately 3% of sales), we do not treat vaulting as a separate deliverable in those instances in which the customer does not pay.

The Company records all revenues in accordance with SAB 104, which states that revenue is realized or realizable and earned when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or the services have been rendered; (iii) the Company’s price to the customer is fixed or determinable; and (iv) collectability is reasonably assured.  Additionally, in instances where package services are performed on multiple elements or where the proportional performance method is applied, the Company adheres to EITF 00-21 “Revenue Arrangements with Multiple Elements.”

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period.  Our five largest studio customers represented 55%, 53% and 47% of accounts receivable at June 30, 2007, 2008 and 2009 respectively.  The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 58%, 56%, 52% and 48% of net sales for the years ended December 31, 2006, the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009, respectively.  Twentieth Century Fox (and affiliates) was the only customer, which accounted for more than 10% of net sales in any of these periods, or 33%, 34%, 26% and 21% in the year ended December 31, 2006, the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009, respectively.

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

The Company evaluates its goodwill on an annual basis and when events and circumstances indicate that the carrying amount of an asset may not be recoverable.  If the independent appraisal or other indicator of value of the asset or the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  In 2007, fair value was determined using an independent appraisal, which was then compared to the carrying amount of the Company including goodwill.  In 2008 and 2009, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for those and subsequent years.  As a result of the 2009 evaluation, the Company impaired its goodwill in full and recorded a charge of $10 million as of June 30, 2009.

Amounts shown as Goodwill in the accompanying balance sheets represent the amounts of Old Point.360’s goodwill allocable to the Company (see Note 3 for the allocation method). Certain disclosures in the footnotes include a discussion of Old Point.360’s goodwill (as opposed to only that allocable to the Company) to provide an explanation of the total goodwill to be allocated.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis of assets and liabilities.  A full valuation allowance has been recorded as it is more likely than not that the assets will not be realized.

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

Pro Forma Earnings (Loss) Per Share

Old Point.360 has historically followed SFAS No. 128, “Earnings per Share” (“SFAS 128”), and related interpretations for reporting earnings per share.  SFAS 128 requires dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period.  Diluted EPS reflects the potential dilution that could occur if a company had a stock option plan and stock options were exercised using the treasury stock method. While the Company is subject to FAS 128, pro forma earnings per share in the accompanying Consolidated Statements of Income (Loss) for periods prior to the separation have been calculated based on the actual number of the Company’s shares outstanding upon separation.

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Year Ended December 31,	Six Months Ended June 30,	Year Ended June 30,
	2006	2007	2008	2009

Pro forma weighted average of number of shares	10,554	10,554
Weighted average number of common shares outstanding used in computation of basic EPS			10,554	10,358
Dilutive effect of outstanding stock options			-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS			10,554	10,358
Outstanding stock options excluded in the computation of diluted EPS			-	13

Supplemental Cash Flow Information

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended December 31,	Six Months ended June 30,	Year Ended June 30,
	2006	2007	2008	2009

Cash payments for income taxes (net of refunds)	$-	$129	$15	$97

Cash payments for interest	605	197	435	603

Non-cash investing and financing activities:
Accrual for earn-out payments	2,000	-	-	-

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, FASB issues FASB Staff Position (FSP) 140-4 and FIN 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (FAS 140) and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. We adopted this FSP for our year ended June 30, 2009 and the adoption did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”); (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and; (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in generally accepted accounting principles (“GAAP”) for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate in accordance with SFAS No. 157. The impact of the adoption of these three Staff Positions is not expected to be significant to our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS 141R as of the beginning of fiscal 2010. We will apply the requirements of FSP FAS 141R-1 prospectively to any future acquisitions.

Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through September 28, 2009, the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ". SFAS No. 166 amends SFAS No. 140, " Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, " and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R) . SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 , which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 to have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

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

Old Point.360 operated in a single business segment due to the combination of facility assets, sales forces and management subsequent to the acquisitions, and the integration of branding and communications efforts. The goodwill acquired, therefore, is common to all Old Point.360 facilities.  At the time of the merger, the goodwill assignable to the Company was $9,868,000,   determined by comparing the value of the Company determined by an independent appraiser to the value of the advertising distribution business of Old Point.360 as evidenced by the market value of consideration to be paid by DG FastChannel for the advertising distribution business.

As of June 30, 2009, the Company recorded a goodwill impairment charge of $10 million.

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

Property and equipment consist of the following:

	June 30,
	2008	2009

Land	$-	$3,866,000
Building	19,000	9,152,000
Machinery and equipment	33,855,000	35,887,000
Leasehold improvements	6,888,000	6,383,000
Computer equipment	6,606,000	6,398,000
Equipment under capital lease	285,000	770,000
Office equipment, CIP	576,000	448,000
Less accumulated depreciation and amortization	(39,022,000)	(42,487,000)
Property and equipment, net	$8,667,000	$20,417,000

Depreciation is expensed over the estimated lives of buildings (39 years), machinery and equipment (7 years), computer equipment (5 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $4,653,000, $2,359,000, $4,700,000 and $4,964,000 for the year ended December 31, 2006, the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009, respectively.  Machinery and equipment includes leased property under capital leases with a cost of $285,000 ($47,000 net of accumulated depreciation) and $781,000 ($488,000) net of accumulated depreciation) as of June 30, 2008 and 2009, respectively.

5.	401(K) PLAN:

The Company has a 401(K) plan, which covers substantially all employees.  Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested.  The Company matches one-fourth of the first 4% contributed by the employee.  Contributions to the plan related to employees of the Company were, $84,000, $53,000, $96,000 and $99,000 in the year ended December 31, 2006, the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009, respectively.

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

After June 30, 2009, in August 2009 the Company entered into a new credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at June 30, 2009)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.68%, respectively, on June 30, 2009.  The facility is secured by all of the Company’s assets, except for equipment securing new term loans as described above and real property securing mortgages.

Our new bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain.  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  On a pro forma basis, as of June 30, 2009, the leverage ratio was 2.16 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 1.31 as compared to a minimum requirement of 1.10.  Under the previous credit agreement which contained only a fixed charge coverage ratio, the ratio at June 30, 2009 was 1.18 compared to a minimum requirement of 1.10.

In July 2008, the Company entered into a Promissory Note with a bank (the “note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized base over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.4% as of the purchase date).  The mortgage debt is secured by the land and building.  The resulting annual mortgage and interest payments on the Note will be approximately $0.2 million less than the annual rent payments on the property at the time of the transaction.

In June 2009, the Company entered into a $3,562,500 million Purchase Money Promissory Note secured by a Deed of Trust for the purchase of land and a building.  The note bears interest at 7% fixed for ten years.  The principal amount of the note is payable on June 12, 2019.  The note is secured by the property.

 Annual maturities for debt under term note and mortgage obligations as of June 30, 2009, are as follows:

2010	2,090,000
2011	1,192,000
2012	240,000
2013	171,000

2014	90,000

Thereafter	9,146,000
$12,929,000

7.	INCOME TAXES:

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

The Company assumed all liability for income taxes of Old Point.360 related to operations prior to the Spin-off and Merger.  Effectively, the Company therefore adopted FIN 48, effective January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Old Point.360, and consequently, the Company, was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change. Old Point.360, and consequently, the Company, was previously notified by the U.S. Internal Revenue Service of its intent to audit the calendar 2005 tax return. The audit has since been cancelled by the IRS without change; however, the audit could be reopened at the IRS’ discretion until September 15, 2009.  Old Point.360 and consequently, the Company, was notified by the Illinois Department of Revenue that it will be auditing its 2005 and 2006 Illinois state income tax returns.  The Company does not believe a material change will result.  Upon the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the year ended December 31, 2006,  the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009 consists of the following (in thousands):

	Year Ended December 31,	Six Months Ended June 30,	Year Ended June 30,
	2006	2007	2008	2009
Current tax (benefit) expense:
Federal	$954	$(452)	$28	$(283)
State	157	-	95	(55)

Total current	1,111	(452)	123	(338)

Deferred tax (benefit) expense:
Federal	(1,283)	(132)	(314)	(3,516)
State	(170)	(23)	333	(1,008)
Valuation allowance	-	-	(434)	5,224
Total deferred	(1,453)	(155)	(415)	700

Total provision for (benefit from) for income taxes	$(342)	$(607)	$(292)	$362
The composition of the deferred tax assets (liabilities) at and June 30, 2007, 2008 and 2009 are listed below:

	2007	2008	2009

Accrued liabilities	$273,000	$253,000	$327,000
Allowance for doubtful accounts	209,000	232,000	230,000
Other	49,000	5,000	14,000
Total current deferred tax assets	531,000	490,000	571,000

Property and equipment	(1,814,000)	(221,000)	511,000
Goodwill and other intangibles	(684,000)	-	3,103,000
State net operating loss carry forward	406,000	-	485,000
Other	1,758,000	431,000	554,0000
Valuation allowance	(434,000)	-	(5,224,000)
Total non-current deferred tax liabilities	(768,000)	210,000	(571,000)

Net deferred tax liability	$(237,000)	$700,000	$0

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

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended December 31,	Six Months Ended June 30,	Year Ended June 30,
	2006	2007	2008	2009
Federal tax computed at statutory rate	34%	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	6%	6%	6%	6%
Valuation allowance	-	(12)%	(14)%	(46)%
Other (meals and entertainment)	(6)%	(1)%	(2)%	3%

	34%	27%	24%	(3)%

8.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases office and production facilities in California and New York under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2009 are as follows for the indicated fiscal years ended June 30:

2010	$2,622,000
2011	3,058,000
2012	3,153,000
2013	2,280,000
2014	2,182,000
Thereafter	7,672,000
Total minimum payments required	$20,967,000

*Minimum payments have not been reduced by minimum sublease rentals for $3,517,000 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended December 31,	Six Months Ended June 30,	Year Ended June 30,
	2006	2007	2008	2009
Minimum rentals:	$3,229,000	$1,869,000	$3,661,000	$3,437,000
Less: Sublease rentals	(53,000)	(27,000)	(53,000)	(318,000)
	$3,176,000	$1,842,000	$3,608,000	$3,119,000

As of June 30, 2009, the Company leased five of its seven facilities under operating leases.  Other than one facility which is leased on a month-to-month basis, the operating leases expire on dates ranging from 2012 to 2021.  Except for the New York office lease which expires in 2016, the leases contain options to extend the primary term ranging from 10 to 20 years at the then fair rental value.

In addition, the Company leases vehicles and data processing equipment under operating leases expiring during the next three years.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

 Total rental expense was approximately, $3,176,000, $1,842,000, $3,608,000 and 3,119,000 for the years ended December 31, 2006, the six months ended June 30, 2007 and the years ended June 30, 2008 and 2009, respectively.

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

On May 1, 2009 the Company was served with a Verified Unlawful Detainer Complaint” by 1220 Highland, LLC, the landlord of the facility in Hollywood, CA that had been rented by the Company for many years.  The Company’s lease on the facility expired in March 2009.  The Complaint seeks possession of the property, damages for each day of the Company’s possession from May 1, 2009, and other damages and legal fees.  While the outcome of the claim cannot be predicted with certainty, management does not believe that the outcome will have a material effect on the financial condition of the Company, especially since full rent was paid until the property was returned to the landlord on June 30, 2009.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (Loss).  Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarter and nine months ended March 31, 2009 included compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-K is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the year ended June 30, 2009 was $227,000.

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

During the fiscal years ended June 30, 2008 and 2009, the Company granted awards of stock options as follows:

	2008	2009
Stock option awards	1,045,600	309,450
Weighted average Exercise price	$1.79	$1.21

As of June 30, 2009, there were options outstanding to acquire 1,322,025 shares at an average exercise price of $1.66 per share.
The estimated fair value of all awards granted during the twelve months ended June 30, 2009 was $119,000.   The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2008	2009
Risk-free interest rate	3.02%	2.39%
Expected term (years)	5.0	5.0
Volatility	51%	48%
Expected annual dividends	-	-

The following table summarizes the status of the 2007 Plan as of June 30, 2009:

Options originally available	2,000,000
Stock options outstanding	1,322,025
Options available for grant	677,975

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2007	-	-

Granted	1,045,600	$1.79
Exercised	-	-
Cancelled	-	-

Balance at June 30, 2008	1,045,600	$1.79
Granted	309,450	1.21
Exercised	-	-
Cancelled	(33,025)	1.78

Balance at June 30, 2009	1,322,025	$1.66

As of June 30, 2009, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2008 and 2009 were as follows:

As of June 30, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees – Outstanding	945,600	$1.79	4.63	$-
Employees – Expected to Vest	851,040	$1.79	4.63	$-
Employees – Exercisable	-	$-	-	$-

Non-Employees-Outstanding	100,000	$1.79	4.63	$-
Non-Employees-Vested	-	$-	4.63	$-
Non-Employees-Exercisable	-	$-	-	$-

As of June 30, 2009
Employees – Outstanding	1,192,045	$1.65	3.86	$-
Employees – Expected to Vest	1,074,195	$1.65	3.86	$-
Employees – Exercisable	228,525	$1.79	3.63	$-

Non-Employees – Outstanding	130,000	$1.69	3.80	$-
Non-Employees – Vested	55,000	$1.56	4.03	$-
Non-Employees – Exercisable	55,000	$1.56	4.03	$-

Additional information with respect to outstanding options as of June 30, 2009 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	1,013	3.6 Years	$1.79	254	$1.79
$1.37	30	4.4 Years	$1.37	30	$1.37
$1.20	279	4.6 Years	$1.20	-	$1.20

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

No triggering events occurred in the year ended June 30, 2009.

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

	June 30, 2007
(in thousands)	Historical	Separation Adjustments		Separation Pro Forma
Cash and cash equivalents	$7,302	$2,300	(a)	$16,602
		7,000	(b)

Invested equity	$24,035	$(24,035	)(c)	$—

Common stock	—	24,035	(c)	24,035

Additional paid-in capital	—	7,000	(b)	9,300
		2,300	(a)

Total invested/shareholder’s equity (restated)	$24,035	$9,300		$33,335

(a)	Represents the receipt of the estimated amount of $2.3 million from DG FastChannel in payment for Old Point.360’s working capital (other than the Company’s working capital).
(b)	Represents the payment of $7 million to the Company as provided in the Merger Agreement.
(c)
Represents the reclassification of invested equity to common stock upon the contribution of Old Point.360’s post-production net assets to the Company and the distribution of the Company’s common stock to Old Point.360’s shareholders.

13.  STOCK REPURCHASE PLAN:

In May 2008, the Company announced that its Board of Directors authorized a stock purchase plan.  The board authorized the open market purchase at such times and prices determined at the discretion of management.  In fiscal 2009, the Company purchased 404,710 shares for $558,000.

NOTE 14.  RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

Subsequent to the issuance of interim consolidated financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, we determined that amounts reflected as revenues for the three and year-to-date cumulative periods contained in such statements required an adjustment to correct sales cutoff errors related to the timing of revenue recognition under the proportional performance method.  The effect of the correction of the error on previously reported revenue is as follows:

Accounting Period	Increase (Decrease) in Reported Revenue

Three months ended September 30, 2008	$190,000
Three months ended December 31, 2008	(277,000)
Six months ended December 31, 2008	(87,000)
Three months ended March 31, 2009	165,000
Nine months ended March 31, 2009	78,000

The correction resulted in related adjustments to the consolidated statements of income (loss), balance sheet and cash flows as of and for the respective periods as follows:

Changes to Consolidated Statements of Income (Loss) for the Three Months Ended September 30, 2008:	Increase (Decrease)
Three Months Ended September 30, 2008
Revenues	$190,000
Gross profit	190,000
Operating income (loss)	190,000
Income (loss) before income taxes	190,000
(Provision for) benefit from income taxes	(85,000)
Net income (loss)	106,000
Basic and diluted earnings (loss) per share	0.01

Changes in Consolidated Balance Sheet as of September 30, 2008:	Increase (Decrease)
Accounts receivable, net of allowances for doubtful accounts of $555,000	$190,000
Total current assets	190,000
Deferred income taxes	(79,000)
Total assets	104,000
Retained earnings (deficit)	104,000
Total shareholders’ equity	104,000
Total liabilities and shareholders’ equity	104,000

Changes to Consolidated Changes in Cash Flows for the Three Months Ended September 30, 2008:
Net income (loss)	$104,000
Increase (decrease) in accounts receivable	(190,000)
Decrease in deferred tax asset	86,000

Changes to Consolidated Statements of Income (Loss) for the Three and Six Month Periods Ended December 31, 2008:	Increase (Decrease)
	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008
Revenues	$(277,000)	$(87,000)
Gross profit	(277,000)	(87,000)
Operating income (loss)	(277,000)	(87,000)
Income (loss) before income taxes	(277,000)	(87,000)
(Provision for) benefit from income taxes	206,000	120,000
Net income (loss)	(72,000)	33,000
Basic and diluted earnings (loss) per share	(.01)	-

Changes in Consolidated Balance Sheet as of December 31, 2008:		Increase (Decrease)
Accounts receivable, net of allowances for doubtful accounts of $555,000		$(87,000)
Total current assets		(87,000)
Deferred income taxes		119,000
Total assets		(33,000)
Retained earnings (deficit)		33,000
Total shareholders’ equity		33,000
Total liabilities and shareholders’ equity		33,000

Changes to Consolidated Changes in Cash Flows for the Six Months Ended December 31, 2008:
Net income (loss)		$33,000
Increase (decrease) in accounts receivable		87,000
Decrease in deferred tax asset		(119,000)

Changes to Consolidated Statements of Income (Loss) for the Three and Nine Month Periods Ended March 31, 2009:	Increase (Decrease)
	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Revenues	$165,000	$79,000
Gross profit	165,000	79,000
Operating income (loss)	165,000	79,000
Income (loss) before income taxes	165,000	79,000
(Provision for) benefit from income taxes	(141,000)	(22,000)
Net income (loss)	24,000	57,000
Basic and diluted earnings (loss) per share	-	-

Changes in Consolidated Balance Sheet as of March 31, 2009:	Increase (Decrease)
Accounts receivable, net of allowances for doubtful accounts of $526,000	$79,000
Total current assets	$79,000
Deferred income taxes	(22,000)
Total assets	57,000
Retained earnings (deficit)	57,000
Total shareholders’ equity	57,000
Total liabilities and shareholders’ equity	57,000

Changes to Consolidated Changes in Cash Flows For the Nine Months Ended March 31, 2009:
Net income (loss)	$57,000
Increase (decrease) in accounts receivable	(79,000)
Decrease in deferred tax asset	22,000

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended December 31, 2006	$424,000	$159,000	$—	$(70,000)	$513,000

Six months ended June 30, 2007	$513,000	$46,000	$—	$(69,000)	$490,000

Year ended June 30, 2008	$490,000	$61,000	$—	$(10,000)	$541,000

Year ended June 30, 2009	$541,000	$48,000	$—	$(52,000)	$537,000

ITEM 9.	CHANGES CRITERIA ESTABLISHED IN INTERNAL CONTROL-IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2009, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was not effective due to cutoff errors as of September 30, 2008, December 31, 2008 and March 31, 2009 related to the timing of revenue recognition under the proportional performance method.  We have since reviewed and documented the controls regarding the proportional performance method and have trained personnel involved in such controls.  The material weakness has also been remediated by an additional level of review by senior personnel at the Company.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company’s Form 10-K report for the year ended June 30, 2008 did not include a report of management’s assessment regarding internal control over financial reporting, due to management’s belief that a transition period established by rules of the Securities Exchange Commission for newly public companies occurred.  The Company was formed in a Spin-off transaction on August 14, 2007, and began trading as a public entity on that date.

In a letter commenting on the Company’s Form 10-K for the fiscal year ended June 30, 2008, the SEC stated that management’s assessment of the effectiveness of internal control over financial reporting was required in the 2008 Form 10-K because the Company had previously filed a  Form 10-K/T for the six months ended June 30, 2007.  The Company believed it was not required to include such an assessment until it filed its Form 10-K for the fiscal year ending June 30, 2009.  Since management did not evaluate the effectiveness of the Company’s internal control over financial reporting using the COSO framework, management had no basis on which to judge the effectiveness of such controls as of June 30, 2008.  Therefore, internal control over financial reporting was not effective as of June 30, 2008.

During the preparation of the June 30, 2008 consolidated financial statements, management discovered an error in the calculation of deferred income tax liability.  The resulting adjustment was to reduce the liability and increase invested equity retroactively.  The Company uses an independent consultant to determine the income tax effects of its operations, including deferred taxes.  The clerical error giving rise to the restatement was contained in the detailed analysis prepared by the consultant.

While management believed that sufficient internal controls existed regarding the determination of deferred tax amounts through the use of qualified external consultants, the fact that an error occurred was evidence of a breakdown in such controls.  The Company’s independent registered public accounting firm characterized the error as a material weakness.  We have since reviewed existing disclosure controls and checks and balances with our external consultants and independent registered public accounting firm to re-emphasize and reinforce that adequate controls are in place.  Specifically, the internal control deficiency has been remediated by an additional review by senior personnel at the Company, the independent consultant and on a quarterly basis.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Form Proxy Statement to be filed by October 28, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2009.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

(1, 2)	Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – June 30, 2008 and June 30, 2009
Consolidated Statements of Income (Loss) – Fiscal Year Ended December 31, 2006, the Six Months Ended June 30, 2007 and the Fiscal Years Ended June 30, 2008 and 2009
Consolidated Statements of Invested and Shareholders’ Equity – Fiscal Year Ended December 31, 2006, the Six Months Ended June 30, 2007 and Fiscal Years Ended June 30, 2008, and 2009
Consolidated Statements of Cash Flows – Fiscal Year Ended December 31, 2006, the Six Months Ended June 30, 2007 and the Fiscal Years Ended June 30, 2008 and 2009
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

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K/T filed by the Registrant on November 13, 2007)

3.2	Certificate of Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 22, 2007)

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

4.1
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-144547, filed by the Registrant on July 13, 2007)

4.2	Rights Agreement dated July 25, 2007 between the Registrant and American Stock Transfer & Trust Company

4.3	Certificate of Determination of Series A Junior Participating Preferred Stock of the Registrant dated July 31, 2007

4.4	Form of Right Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

10.1	Noncompetition Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc.

10.2	Post Production Services Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc.

10.3	Working Capital Reconciliation Agreement dated August 13, 2007 among the Registrant, Old Point.360 and DG FastChannel, Inc.

10.4	Indemnification and Tax Matters Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc.

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

10.21
Settlement Agreement and Release (712 N. Seaward St., Los Angeles facility) dated June 19, 2008 among Point.360, Richard Hourizadeh, Vida Hourizadeh and Travira Trust (incorporated by reference to Exhibit 10.21 to the Form 10-K filed by the Company on September 19, 2008)

10.22
Assignment and Assumption of Lease and Landlord Consent dated April 6, 2009 among Point.360, Benita Holdings, LLC and Moving Images NY LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 10, 2009)

10.23
Standard Offer, Agreement and Escrow Instructions for the Purchase of Real Estate dated April 9, 2009 between Point.360 and Michael James Lantry, Trustee of the M.J. Lantry Trust dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 10, 2009)

10.24
Purchase Money Promissory Note secured by Deed of Trust dated June 10, 2009 between Point.360 and Michael James Lantry, Trustee of the M.I. Lantry trust dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on June 10, 2009)

10.25	Standard Loan Agreement dated August 25, 2009 between the Registrant and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 28, 2009)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

23.1	Consent of Singer Lewak LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  September 28, 2009
Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,
Haig S. Bagerdjian	President and Chief Executive Officer	September 28, 2009
(Principal Executive Officer)

/s/ Alan R. Steel	Executive Vice President,	September 28, 2009
Alan R. Steel	Finance and Administration, Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Robert A. Baker	Director	September 28, 2009
Robert A. Baker

/s/ Greggory J. Hutchins	Director	September 28, 2009
Greggory J. Hutchins

/s/ Sam P. Bell	Director	September 28, 2009
Sam P. Bell

/s/ G. Samuel Oki	Director	September 28, 2009
G. Samuel Oki