Form 10-Q
period 2009-09-30
Point.360
filed 2009-11-13
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009 or

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

☑ Yes                      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes                      ☐ No

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

☐ Yes                      ☑ No

As of September 30, 2009, there were 10,491,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
POINT.360
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009*	September 30, 2009 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,235	$4,378
Accounts receivable, net of allowances for doubtful accounts of $537 and $537, respectively	8,347	7,453
Inventories, net	401	421
Prepaid expenses and other current assets	819	551
Prepaid income taxes	1,877	1,565
Deferred income taxes	-	-
Total current assets	16,679	14,368

Property and equipment, net	20,417	20,159
Other assets, net	298	617
Goodwill	-	-
Total assets	$37,394	$35,144

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of borrowings under notes payable	$2,086	2,106
Accounts payable	1,708	1,319
Accrued wages and benefits	1,438	1,312
Other accrued expenses	1,220	1,419
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	6,630	6,334

Notes payable, less current portion	10,844	10,313
Deferred gain on sale of real estate, less current portion, and other long-term liabilities	1,911	1,903

Total long-term liabilities	12,755	12,216

Total liabilities	19,385	18,550

Commitments and contingencies	-	-

Shareholders’ equity
Parent company’s invested equity	-	-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,148,700 and 10,491,166 shares issued and outstanding on June 30, 2008 and 2009, respectively	21,025	21,525
Additional paid-in capital	9,547	9,604
Retained (deficit)	(12,563)	(14,535)
Total shareholders’ equity	18,009	16,594

Total liabilities and shareholders’ equity	$37,394	$35,144

The accompanying notes are an integral part of these consolidated financial statements.

*Amounts derived from audited financial statements

POINT.360

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2008	2009

Revenues	$11,556,000	$9,419,000
Cost of services	(7,655,000)	(7,360,000)

Gross profit	3,901,000	(2,059,000)

Selling, general and administrative expense	(3,710,000)	(3,788,000)
Research and development expense	-	(109,000)

Operating income (loss)	191,000	(1,838,000)
Interest expense	(129,000)	(222,000)
Interest income	23,000	9,000
Other Income	21,000	79,000

Income (loss) before income taxes	106,000	(1,972,000)
Provision for income taxes	(47,000)	-

Net income (loss)	$59,000	$(1,972,000)

Earnings (loss) per share:
Basic:
Net income (loss)	$0.01	$(0.19)
Weighted average number of shares	10,504,072	10,152,422
Diluted:
Net income (loss)	$0.01	$(0.19)
Weighted average number of shares including the dilutive effect of stock options	10,504,572	10,152,422

See accompanying notes to consolidated financial statements.

POINT.360

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$59,000	$(1,972,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	51,000	56,000
Depreciation and amortization	1,244,000	991,000
Provision for doubtful accounts	7,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(914,000)	894,000
(Increase) in inventories	(46,000)	(19,000)
(Increase) decrease in prepaid expenses and other current assets	(491,000)	818,000
(Increase) decrease in other assets	174,000	(323,000)
(Increase) in deferred tax asset	(70,000)	-
Increase (decrease) in accounts payable	111,000	(389,000)
Increase (decrease) in accrued expenses	(375,000)	110,000

Net cash provided by (used in) operating activities	(250,000)	166,000

Cash used in investing activities:
Capital expenditures	(8,428,000)	(471,000)
Net cash used in investing activities	(8,428,000)	(471,000)

Cash flows provided by (used in) financing activities:
Amortization of deferred gain on sale of real estate	(45,000)	(45,000)
Amortization of non-compete agreement	-	3,000
(Increase) decrease in invested equity	(95,000)	-
Increase (decrease) in notes payable	5,548,000	(475,000)
Repayment of capital lease and other Obligations	(27,000)	(35,000)
Net cash provided by (used in) financing activities	5,381,000	(552,000)

Net (decrease) in cash	(3,297,000)	(857,000)
Cash and cash equivalents at beginning of period	13,056,000	5,235,000

Cash and cash equivalents at end of period	$9,759,000	$4,378,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$114,000	$209,000

Income tax	$395,000	$-

Non-cash investing activities:
Stock issued for deposits, property and equipment	$-	$500,000

See accompanying notes to consolidated financial statements.

POINT.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2009.  Certain immaterial reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.

Earnings Per Share

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):
	Three Months Ended September 30,
	2008	2009
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,504	10,152
Dilutive effect of outstanding stock options	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,504	10,152
Outstanding stock options excluded in the computation of diluted EPS due to net loss	-	22

The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share in each of the periods presented.  Potentially dilutive securities outstanding of 22,000 and 0 September 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share).  These potentially dilutive securities consist of stock options.

Fair Value Measurements

As of September 30, 2009 and June 30, 2009, the carrying value of cash, accounts receivable,  accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

On June 30, 2009, the Company adopted updates issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

On June 30, 2009, the Company adopted updates issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

On July 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss through earnings, while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. A cumulative effect adjustment is required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. These changes were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these changes effective July 1, 2009. The impact of adopting these updates did not have an effect on the Company’s financial statements.

On June 30, 2009, the Company adopted updates issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the financial statements.

On September 30, 2008, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements.

On July 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the financial statements.

On July 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the financial statements.

NOTE 2- LONG TERM DEBT AND NOTES PAYABLE

In August 2009 the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at September 30, 2009)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.68%, respectively, on September 30, 2009.  The facility is secured by all of the Company’s assets, except for equipment securing new term loans as described above and real property securing mortgages. As of June 30, 2009 and September 30, 2009, the Company had secured a $500,000 standby letter of credit related to a building lease which reduces the amount available under the credit agreement. No other amounts were outstanding under the credit agreement on that date.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of September 30, 2009, the leverage ratio was 2.13 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 1.04 as compared to a minimum requirement of 1.10.  As of September 30, 2009, the Company was not in compliance with the fixed charge rate and received a forbearance from the bank.  The forbearance period extends to January 31, 2010, during which time the amount available under the credit agreement will be limited to $1 million.

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

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate.  The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain.  Additionally, the Company received $0.5 million from the purchaser for improvements.  In accordance with the Accounting Standards Codification, the gain will be amortized over the initial 15-year lease term as reduced rent.  Net proceeds at the closing of the sale and improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt.

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

Property and equipment consist of the following as of September 30, 2009:

Land	$3,985,000
Building	9,081,000
Machinery and equipment	36,376,000
Leasehold improvements	6,395,000
Computer equipment	6,610,000
Equipment under capital lease	789,000
Office equipment, CIP	448,000
Less accumulated depreciation and Amortization	(43,475,000)
Property and equipment, net	$20,209,000

NOTE 4- CONTINGENCIES

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

On October 6, 2009, DG FastChannel, Inc. (“DGFC”) filed a claim in the United States District Court Central District of California, alleging that the Company violated certain provisions of agreements governing transactions related to the August 13, 2007 sale of the Company’s advertising distribution business to DGFC.  DGFC alleges that (i) the Company did not fulfill its obligation to restrict a former employee from competing against DGFC subsequent to the transaction and, therefore, DGFC does not owe the Company $500,000 related to that portion of the transaction; (ii) the Company violated the noncompetition agreement between DGFC and the Company by distributing advertising content after the transaction; (iii) due to the violation of the noncompetition agreement, the post production services agreement that required DGFC to continue to vault its customers’ physical elements at the Company’s Media Center became null and void; and (iv) the company must return all of DGFC’s vaulted material to DGFC.  DGFC also seeks unspecified monetary damages.

If DGFC is successful in its claims, the possibility exists that the Company must return the DGFC vaulted elements which will result in a future decline in annual revenues of approximately $0.7 million, partially offset in the first year by “pull” charges.  The Company believes it has adequate defenses against the claims.

From time to time the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 5- INCOME TAXES

The Accounting Codification Standards (“ASC”) prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company assumed all liability for income taxes of Old Point.360 related to operations prior to the Spin-off and Merger.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Old Point.360 (the Company’s predecessor) and consequently, the Company, were last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change.  Old Point.360 and, consequently, the Company, was previously notified by the U.S Internal Revenue Service of its intent to audit the calendar 2005 tax return.  The audit has since been cancelled by the IRS without change; however, the audit could be reopened at the IRS’ discretion.

Old Point.360 and, consequently, the Company, was notified by the IRS in September 2009 of its intent to audit federal tax returns for calendar year 2006 and the period from January 1 to August 13, 2007.

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

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  We also estimate the fair value of the award that is ultimately expected to vest to be recognized as expense over the requisite service periods in our Consolidated Statements of Income (Loss).

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income (Loss).  Stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the quarter ended September 30, 2009 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Consolidated Income (Loss) for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-asses the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the periods ended September 30, 2009 and September 30, 2008 were $56,000 and $51,000, respectively.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions provided by the SEC.

During the quarters ended September 30, 2009 and 2008, the Company granted no awards of stock options.

As of September 30, 2009, there were options outstanding to acquire 1,313,300 shares at an average exercise price of $1.66 per share.

The following table summarizes the status of the 2007 Plan as of September 30, 2009:

Options originally available	2,000,000
Stock options outstanding	1,313,300
Options available for grant	686,700

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2009	1,322,025	$1.66

Granted
Exercised	-	-
Cancelled	(8,725)	1.66

Balance at September 30, 2009	1,313,300	$1.66

As of September 30, 2009, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

As of September 30, 2009

Employees – Outstanding	1,183,300	$1.65	3.61	$-
Employees – Expected to Vest	1,074,195	$1.65	3.61	$-
Employees – Exercisable	228,150	$1.79	3.38	$-

Non-Employees – Outstanding	130,000	$1.69	3.55	$-
Non-Employees – Vested	55,000	$1.56	3.78	$-
Non-Employees – Exercisable	55,000	$1.56	3.78	$-

Additional information with respect to outstanding options as of September 30, 2009 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	1,006	3.4 Years	$1.79	253	$1.79
$1.37	30	4.1 Years	$1.37	30	$1.37
$1.20	277	4.4 Years	$1.20	-	$1.20

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

No triggering events occurred in the quarter ended September 30, 2009.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2009 to September 30, 20098 (in thousands):

	Common Stock	Paid-in Capital	Retained Earnings	Shareholders’ Equity

Balance, June 30, 2009	$21,025	$9,547	$(12,563)	$18,009
FAS 123R option expense	-	57	-	57
Net income (loss)	-	-	(1,972)	(1,972)
Stock Issuance	500	-	-	500
Balance, September 30, 2009	$21,525	$9,604	$(14,535)	$16,594

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.   No shares were acquired pursuant to the repurchase program during the quarter ended September 30, 2009.

NOTE 10- ACQUISITION

On September 29, 2009, the Company acquired the assets of Kiosk Concepts, a general partnership for a purchase price of approximately $500,000 through the issuance of 342,466 shares of its common stock. The purchase price included $0.3 million of property and equipment and $0.2 million of deposits acquired. Substantially all of the assets purchased were new and had not been placed in service as of the acquisition date.  No liabilities were assumed.  The acquisition will enable to the Company to expand its service offerings by using the assets to develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores will contain up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained in 1,000 to 1,500 square feet of retail space for each store.

The Kiosk acquisition was accounted for as a business combination. On the date of acquisition, the transaction was not material to the Company’s financial position.  Accordingly, pro forma financial amounts are not presented.  The allocation of the purchase price to the tangible assets acquired is based on the replacement cost and estimates from management to calculate fair value.

The Company expects to spend $1 million to $2 million prior to April 1, 2010 to create three “proof of concept” locations.  The Company expects to seek expansion capital to increase the number of stores depending on the success of the “test” stores.  The new stores will provide consumers with an alternative to renting or acquiring DVDs from big box stores (e.g., Blockbuster), on-line vendors (e.g., Netflix), and stand-alone kiosks (e.g., Redbox).

During the quarter ended September 30, 2009, the Company incurred $109,000 of costs associated with the acquisition, consisting of transaction expenses ($33,000) and project consulting costs ($76,000) associated with the automated stores.  These expenses are reflected as research and development expenses in the Consolidated Statements of Income (Loss).

NOTE I1- SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 13, 2009 (the issue date of these Consolidated Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in Notes to Consolidated Financial Statements.

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

We continue to look for opportunities to solidify our businesses.  During the fiscal year ended June 30, 2009 and the three months ended September 30, 2009, we have completed the following:

•	We purchased the 32,000 square foot Burbank facility to enhance future cash flow and secure that operational capability for the future.

•	We purchased the assets of Video Box Studios and consolidated its operations into our West
Los Angeles location.

•	We purchased the assets of MI Post providing the Company with an East Coast presence.

•	We purchased an 18,300 square foot building in Hollywood into which we will move operations that have previously occupied 37,000 square feet of rented space.

•	We purchased assets and hired personnel to test a content distribution business model.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues.  Revenues were $9.4 million for the quarter ended June 30, 2009, compared to $11.6 million for the quarter ended June 30, 2008.  Revenues from one major studio client declined $0.8 million due to the timing of projects.  Revenues may come under some downward pressure in the future if major studios reduce output due to current difficult financial conditions and other competitors reduce prices to compete for our business.  Additionally, revenues for the first quarter of fiscal 2010 were lower than prior quarters by approximately $0.6 million due to the move of the operations to one of our Hollywood facilities (“Highland”) to two of our other locations as we renovate the Vine Property to house both Highland and Eden FX.  We expect the negative effect on revenues to continue as we consolidate approximately 37,000 square feet of operating space into approximately 20,000 square feet by January 2010.  We are continuing to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended September 30, 2009, total costs of services were 78.1% of sales compared to 66.2% in the prior year.    Material (tape stock) and delivery costs declined $0.3 million due to lower volume.  Offsetting the reductions was an increase in the cost of equipment rental and farmed out work of $94,000 due to unusually fast turnaround requirements for several projects (we occasionally farm out certain tasks for which we have insufficient production capacity).  While outsourcing generally involves lower margins, it allows us to better meet infrequent unusually fast delivery time requirements of our clients.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In 2009, gross margin was 21.9% of sales, compared to 33.8% for the same period last year. The decrease in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.8 million (40.1% of sales) in 2009 as compared to $3.7 million (32.1% of sales) in 2008.  Administrative personnel costs declined $146,000, offset by an increase in professional fees associated with managing and upgrading our information technology.

Research and Development Expense.  During the quarter ended September 30, 2009, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores will contain up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained in 1,000 to 1,500 square feet of retail space for each store.  Expenses associated with R&D activities were $109,000 for the quarter.

Operating Income (Loss). Operating loss was $1.8 million in 2009 compared to income of $0.2 million in 2008.

Interest Expense. Net Interest expense for 2009 was $0.2 million, an increase of $0.1 million from 2008. The increase was due to a mortgage related to real estate purchased in June 2009.

Other Income. Other income represents sublease income beginning in September 2008.

Net Income (Loss). Net loss for 2009 was $2.0 million compared to an income of $0.1 million in 2008.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On December 30, 2005, Old Point.360 entered a $10 million term loan agreement. The term loan provides for interest at LIBOR (0.67% at September 30, 2009) plus 3.15% (7.84% on that date) and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.

On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan is being repaid in 45 equal monthly installments of principal and interest.

In August 2009, the Company entered into a new credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The agreement provides for interest of either (i) prime (3.25% at June 30, 2009) minus .5% - to plus .5% or (ii) LIBOR plus 2.0% - 3.00% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.68%, respectively, at September 30, 2009.  The facility is secured by all of the Company’s accounts receivable.

In March 2006, Old Point.360 entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for $13,946,000 resulting in a $1.3 million after tax gain. Additionally, Old Point.360 received $500,000 from the purchaser for improvements.  In accordance with the Accounting Standards Codification (ASC) 840-25, the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent.

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized basis over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (4.27% as of September 30, 2009).

In June 2009, the Company entered into a $3,562,500 million Purchase Money Promissory Note secured by a Deed of Trust for the purchase of land and a building (“Vine Property”).  The note bears interest at 7% fixed for ten years.  The principal amount of the note is payable on June 12, 2019.  The note is secured by the property.

The following table summarizes the September 30, 2009 amounts outstanding under our revolving line of credit, and term (including capital lease obligations) and mortgage loans:

Revolving credit	$-

Current portion of term loan and mortgages	2,106,000
Long-term portion of term loan and mortgages	10,313,000

Total	$12,419,000

Monthly and annual principal and interest payments due under the term debt and mortgages are approximately $244,000 and $2.9 million, respectively, assuming no change in interest rates.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain.  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of September 30, 2009, the leverage ratio was 2.13 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 1.04 as compared to a minimum requirement of 1.10.  As of September 30, 2009, the Company was not in compliance with the fixed charge ratio and received a forbearance from the bank. The forbearance period extends to January 31, 2010, during which time the amount available under the credit agreement will be limited to $1 million. As of June 30, 2009 and September 30, 2009, the Company had secured a $500,000 standby letter of credit related to a building lease which reduces the amount available under the credit agreement.  No other amounts were outstanding under the credit agreement on that date.

We expect that amounts available under the revolving credit arrangement (approximately $0.5 million at September 30, 2009), the availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 – $3.0 million of capital expenditures for the next twelve months including approximately $1.5 million to complete the renovation of the Vine Property.

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

The Company’s cash balance decreased from $5,235,000 on July 1, 2009 to $4,378,000 at September 30, 2009, principally due to the following:

Balance July 1, 2009	$5,235,000
Capital expenditures for equipment	(471,000)
Debt principal and interest payments	(719,000)
Other cash activities	333,000
Balance September 30, 2009	$4,378,000

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

As of September 30, 2009, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $488,000 per year.

In March 2009, the lease on one of our facilities in Hollywood, CA (“Highland”) expired and the Company became a holdover tenant.  The landlord issued a Notice to Quit which required us to move out of the facility.  The Highland operations have been temporarily housed at several other of our facilities.

The Company purchased the Vine Property in June 2009.  The purchase price of the Vine Property was $4.75 million, $1.2 million of which was paid in cash with the balance being financed by the seller over ten years, interest only at 7% for the entire term, with the principal amount being due at the end of the term.  Building renovations will cost about $1.5 million.  After renovation, we expect to move our Eden FX and Highland operations into the Vine Property by January 2010.

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

The following table summarizes contractual obligations as of September 30, 2009 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$11,877,000	$1,946,000	$636,000	$173,000	$9,122,000
Long Term Debt Interest Obligations (1)	9,962,000	772,000	1,340,000	1,272,000	6,578,000
Capital Lease Obligations	542,000	160,000	325,000	57,000	-
Capital Lease Interest Obligations	64,000	32,000	31,000	1,000	-
Operating Lease Obligations	21,433,000	3,112,000	5,699,000	4,950,000	7,672,000
Total	$43,878,000	$6,022,000	$8,031,000	$6,453,000	$23,372,000

 (1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations.  The Company initially issued stock for assets and intellectual property, and will spend $1 to $2 million in the second and third quarters of Fiscal 2010 to test the concept.

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

The Company records all revenues when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or the services have been rendered; (iii) the Company’s price to the customer is fixed or determinable; and (iv) collectability is reasonably assured.  Additionally, in instances where package services are performed on multiple elements or where the proportional performance method is applied, revenue is recognized based on the value of each stand-alone service completed.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $20.2 million as of September 30, 2009.

In accounting for goodwill, the Company has historically performed an annual impairment review. On August 14, 2007, the Company was formed by a spin-off transaction, and a certain portion of Old Point.360’s goodwill was assigned to the Company.  In the 2009 test performed as of June 30, 2009, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for fiscal 2010 and subsequent years.  As a result, the Company recorded a goodwill impairment charge of $10 million as of June 30, 2009.

Research and Development.  Research and development costs include expenditures for planned search and investigation aimed at discovery of new knowledge to be used to develop new services or processes or significantly enhance existing processes.  Research and development costs also include the implementation of the new knowledge through design, testing of service alternatives, or construction of prototypes. The cost of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses are capitalized as tangible assets when acquired or constructed.  All other research and development costs are expensed as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.   The Company had borrowings of $12.4 million on September 30, 2009 under term loan and mortgage agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the first three months of fiscal 2010 was 6.76%.  For variable rate debt outstanding at September 30, 2009, a .25% increase in interest rates will increase annual interest expense by approximately $7,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus .5% to plus .5% or LIBOR plus 2.0% to 3.0% and LIBOR plus 3.15% for the variable rate term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2009 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

Remediation of Previously Disclosed Material Weakness

Management previously concluded as of June 30, 2009, that we did not maintain effective controls regarding the timing of revenue recognition under the proportional performance method. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended September 30, 2008, the six months ended December 31, 2008 and he nine months ended March 31, 2009.  Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2009.

   We have since reviewed and documented the controls regarding the proportional performance method and have trained personnel involved in such controls.  The material weakness has also been remediated by an additional level of review by senior personnel at the Company. We tested the newly implemented controls and found them to be effective and have concluded as of September 30, 2009, this material weakness has been remediated.

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

On October 6, 2009, DG FastChannel, Inc. (“DGFC”) filed a claim in the United States District Court Central District of California, alleging that the Company violated certain provisions of agreements governing transactions related to the August 13, 2007 sale of the Company’s advertising distribution business to DGFC.  DGFC alleges that (i) the Company did not fulfill its obligation to restrict a former employee from competing against DGFC subsequent to the transaction and, therefore, DGFC, does not owe the Company $500,000 related to that portion of the transaction; (ii) the Company violated the noncompetition agreement between DGFC and the Company by distributing advertising content after the transaction; (iii) due to the violation of the noncompetition agreement, the post production services agreement that required DGFC to continue to vault its customers’ physical elements at the Company’s Media Center became null and void; and (iv) the company must return all of DGFC’s vaulted material to DGFC.  DGFC also seeks unspecified monetary damages.

If DGFC is successful in its claims, the possibility exists that the Company must return the DGFC vaulted elements which will result in a future decline in annual revenues of approximately $0.7 million, partially offset in the first year by “pull” charges. The Company believes it has adequate defenses against the claims.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2009, Form 10-K filed with the Securities and Exchange Commission, may also cause actual results to differ materially from those projected by our forward-looking statements.  Most of these factors are difficult to anticipate and are generally beyond our control.  You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally.  Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

POINT.360

DATE: November 13, 2009	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)