Form 10-Q
period 2009-12-31
Point.360
filed 2010-02-16
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2009 or

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

☐ Yes                     ☑ No

As of December 31, 2009, there were 10,491,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
POINT.360
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009*	December 31, 2009 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,235	$2,989
Accounts receivable, net of allowances for doubtful accounts of $537 and $527, respectively	8,347	6,790
Inventories, net	401	487
Prepaid expenses and other current assets.	524	681
Prepaid income taxes	1,877	1,565
Total current assets	16,384	12,512

Property and equipment, net	20,417	19,865
Other assets, net	593	1,470
Total assets	$37,394	$33,847

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of borrowings under notes payable	$2,086	$2,137
Accounts payable	1,708	1,561
Accrued wages and benefits	1,438	1,033
Other accrued expenses.	1,220	1,390
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	6,630	6,299

Notes payable, less current portion	10,844	9,761
Deferred gain on sale of real estate, less current portion, and other long-term liabilities	1,911	1,876

Total long-term liabilities	12,755	11,637

Total liabilities	19,385	17,936

Commitments and contingencies	-	-

Shareholders’ equity
Parent company’s invested equity	-	-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,148,700 and 10,491,166 shares issued and outstanding on June 30 and December 31, 2009, respectively	21,025	21,525
Additional paid-in capital	9,547	9,674
Retained (deficit)	(12,563)	(15,288)
Total shareholders’ equity	18,009	15,911

Total liabilities and shareholders’ equity	$37,394	$33,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Amounts derived from audited financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009

Revenues	$11,802,000	$10,254,000	$23,358,000	$19,673,000
Cost of services	(7,820,000)	(6,981,000)	(15,458,000)	(14,341,000)

Gross profit	3,982,000	3,273,000	7,900,000	5,332,000
Selling, general and administrative expense	(4,001,000)	(3,704,000)	(7,709,000)	(7,493,000)
Research and development expense	-	(282,000)	-	(390,000)

Operating income (loss)	(19,000)	(713,000)	191,000	(2,551,000)
Interest expense	(195,000)	(227,000)	(325,000)	(449,000)
Interest income	20,000	-	44,000	9,000
Other Income	213,000	187,000	215,000	266,000

Income (loss) before income taxes	19,000	(753,000)	125,000	(2,725,000)
Provision for income taxes	76,000	-	29,000	-
Net income (loss)	$95,000	$(753,000)	$154,000	$(2,725,000)

Earnings (loss) per share:
Basic:
Net income (loss)	$0.01	$(0.07)	$0.01	$(0.26)
Weighted average number of shares	10,437,323	10,491,166	10,470,947	10,321,794
Diluted:
Net income (loss)	$0.01	$(0.07)	$0.01	$(0.26)
Weighted average number of shares including the dilutive effect of stock options	10,437,787	10,491,166	10,471,473	10,321,794

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2008	2009

Cash flows from operating activities:
Net income (loss)	$154,000	$(2,725,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	117,000	127,000
Depreciation and amortization	2,457,000	1,834,000
Gain on sale of fixed assets	(138,000)	(112,000)
Provision (benefit from) for doubtful accounts	14,000	(9,000)
Amortization of deferred gain on sale of real estate	(89,000)	(89,000)
Amortization of non-compete agreement	-	7,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,227.000)	1,566,000
(Increase) decrease in inventories	100,000	(86,000)
(Increase) decrease in prepaid expenses and other current assets	(107,000)	154,000
(Increase) in other assets	(70,000)	(646,000)
(Increase) in deferred tax asset	(336,000)	-
Increase (decrease) in accounts payable	(90,000)	(147,000)
Increase (decrease) in accrued expenses	(657,000)	(235,000)
Increase (decrease) in income taxes payable	270,000	-

Net cash provided by (used in) operating activities	(602,000)	(361,000)

Cash used in investing activities:
Capital expenditures	(8,834,000)	(820,000)
Proceeds from sale of fixed assets	138,000	112,000
Investment in acquisitions	(440,000)	(200,000)
Net cash used in investing activities	(9,136,000)	(908,000)

Cash flows provided by (used in) financing activities:
Stock buyback	(245,000)	-
Increase (decrease) in notes payable	5,082,000	(957,000)
Repayment of capital lease and other obligations	(1,000)	(74,000)
Acquisition of capital lease and other obligations	98,000	54,000
Net cash provided by (used in) financing activities	4,934,000	(977,000)

Net (decrease) in cash	(4,804,000)	(2,246,000)
Cash and cash equivalents at beginning of period	13,056,000	5,235,000

Cash and cash equivalents at end of period	$8,252,000	$2,989,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$260,000	$338,000
Income tax	$375,000	$(312,000)
Non-cash investing activities:
Capital stock issued for acquisition	$-	$500,000

See accompanying notes to condensed consolidated financial statements.

POINT.360

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2009

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

The accompanying Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany balances and transactions have been eliminated in the consolidated Financial Statements.

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $2,725,000 in the six months ended December 31, 2009, and $12,640,000 the fiscal year ended June 30, 2009 (including a goodwill impairment charge of $9,961,000). The Company has used cash in operations of $361,000 in the six months ended December 31, 2009, and generated cash from operations of $1,373,000 for the year ended June 30, 2009.  As of December 31, 2009, we had an accumulated deficit of $15.3 million, cash of $2,989,000 and long-term debt of $9,761,000.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, the Company will complete certain research and development projects and bring them to market.  The Company has also been working to secure additional financing; however, there is no assurance that the Company will be successful in these endeavors.  The Company is also planning to reduce operating expenses in some of its facilities.  Management believes that current resources, and actions taken and to be taken provide the opportunity for the Company to continue as a going concern.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2009.  Certain immaterial reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.

Earnings Per Share

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):
	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2008	2009	2008	2009

Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,437	10,491	10,471	10,322
Dilutive effect of outstanding stock options......................	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,437	10,491	10,471	10,322
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	-	10	-	19

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in each of the periods presented.  The effect of potentially dilutive securities at December 31, 2009 were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share).  These potentially dilutive securities consist of stock options.

Fair Value Measurements

As of December 31, 2009 and June 30, 2009, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Fair Value Measurement

The Company follows a framework for consistently measuring fair value under generally accepted accounting principles, and the disclosures of fair value measurements. The framework provides a fair value hierarchy to classify the source of the information.

            The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash, the only Level 1 input applicable to the Company (there are no Level 2 or 3 inputs), is stated on the Condensed Consolidated Balance Sheet at fair value.

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

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

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

In August 2009 the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at December 31, 2009)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.45%, respectively, on December 31, 2009.  The facility is secured by all of the Company’s assets, except for equipment securing new term loans as described below and real property securing mortgages. As of June 30, 2009 and December 31, 2009, the Company had secured a $500,000 standby letter of credit related to a building lease which reduces the amount available under the credit agreement. No other amounts were outstanding under the credit agreement on that date.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of December 31, 2009, the leverage ratio was 2.12 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.79 as compared to a minimum requirement of 1.10.  As of December 31, 2009, the Company was not in compliance with the fixed charge rate and received a forbearance from the bank.  The forbearance period extends to March 31, 2010, during which time the amount available under the credit agreement will be limited to the $0.5 million letter of credit, after which date the entire revolving credit agreement will terminate.

In July 2008, the Company entered into a Promissory Note with a bank (the “note”) in order to purchase land and a building that had been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized base over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.4% as of the purchase date).  The mortgage debt is secured by the land and building.  The resulting annual mortgage and interest payments on the Note will be approximately $0.2 million less than the annual rent payments on the property at the time of the transaction.

In June 2009, the Company entered into a $3,562,500 million Purchase Money Promissory Note secured by a Deed of Trust for the purchase of land and a building.  The note bears interest at 7% fixed for ten years.  The principal amount of the note is payable on June 12, 2019.  The note is secured by the property.

On December 30, 2005, the Company entered into a $10 million term loan agreement.  The term loan provides for interest at LIBOR (0.45% as of December 31, 2009) plus 3.15%, or 3.60% on that date, and is secured by equipment.  The term loan will be repaid in 60 equal monthly principal payments plus interest.  In March 2006, $4 million of the term loan was prepaid.  Monthly principal payments were subsequently reduced pro rata.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement.  The Loan provides for interest at 8.35% per annum and is secured by equipment.  The loan will be repaid in 45 equal monthly installments of principal and interest.

The term loans are scheduled to be repaid completely by December 31, 2010.

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

Property and equipment consist of the following as of December 31, 2009:

Land	$3,985,000
Building	9,093,000
Machinery and equipment	36,475,000
Leasehold improvements	6,443,000
Computer equipment	6,809,000
Equipment under capital lease	671,000
Office equipment, CIP	709,000
Less accumulated depreciation and Amortization	(44,320,000)
Property and equipment, net	$19,865,000

NOTE 4- CONTINGENCIES

In July 2008, the Company was served with a complaint filed in the Superior court of the State of California for the County of Los Angeles by Aryana Farshad and Aryana F. Productions, Inc.  (“Farshad”).  The complaint alleges that Point.360 and its janitorial cleaning company failed to exercise reasonable care for the protection and preservation of Farshad’s film footage which was lost.  As a result of the defendants’ negligence, Farshad claims to have suffered damages in excess of $2 million and additional unquantified general and special damages.  Management does not believe that the outcome will have a material effect on the financial condition or results of operation of the Company.

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

NOTE 5- INCOME TAXES

The Accounting Standards Codification prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The Company  was notified by the IRS in September 2009 of its intent to audit federal tax returns for calendar year 2006 and the period from January 1 to August 13, 2007.

The Company was notified by the IRS in November 2009 of its intent to audit the federal tax return for the fiscal ended June 30, 2008.  The audit was subsequently withdrawn.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Income (Loss).  Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended December 31, 2009 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income (Loss) for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-asses the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three and six month periods ended December 31, 2009 were $70,000 and $126,000, respectively.

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

During each of the quarters and six month periods ended December 31, 2008 and 2009, the Company granted awards of stock options for 30,000 shares at a market price of $1.37 and $1.05 per share, respectively.  As of December 31, 2009, there were options outstanding to acquire 1,326,425 shares at an average exercise price of $1.64 per share.  The estimated fair value of all awards granted during the 2008 and 2009 periods was $16,000 and $13,000 respectively.  For the 2009 period, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.12%
Expected term (years)	5.0
Volatility	49%
Expected annual dividends	-

The following table summarizes the status of the 2007 Plan as of December 31, 2009:

Options originally available	2,000,000
Stock options outstanding	1,326,425
Options available for grant	673,525

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2009	1,322,025	$1.66

Granted
Exercised	-	-
Cancelled	(8,725)	1.66

Balance at September 30, 2009	1,313,300	$1.66

Granted	30,000	1.05
Exercised	-	-
Cancelled	(16,875)	1.74

Balance at December 31, 2009	1,326,425	$1.64

As of December 31, 2009, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.5 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

As of December 31, 2009

Employees – Outstanding	1,166,425	$1.65	3.36	$-
Employees – Expected to Vest	1,102,545	$1.65	3.36	$-
Employees – Exercisable	225,900	$1.79	3.12	$-

Non-Employees – Outstanding	160,000	$1.57	3.59	$4,000
Non-Employees – Vested	85,000	$1.38	4.01	$4,000
Non-Employees – Exercisable	85,000	$1.38	4.01	$4,000

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at December 31, 2009, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of December 31, 2009 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	992	3.1 Years	$1.79	251	$1.79
$1.37	30	3.9 Years	$1.37	30	$1.37
$1.20	274	4.1 Years	$1.20	-	$1.20
$1.05	30	4.9 Years	$1.05	30	$1.05

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

No triggering events occurred in the six months ended December 31, 2009.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2009 to December 31, 2009 (in thousands):

	Common Stock	Paid-in Capital	Retained (Deficit)	Shareholders’ Equity

Balance, June 30, 2009	$21,025	$9,547	$(12,563)	$18,009
FAS 123R option expense	-	57	-	57
Net income (loss)	-	-	(1,972)	(1,972)
Stock Issuance	500	-	-	500
Balance, September 30, 2009	$21,525	$9,604	$(14,535)	$16,594

FAS 123R option expense	-	70	-	70
Net income (loss)	-	-	(753)	(753)
Stock buyback	-	-	-	-
Balance, December 31, 2009	$21,525	$9,674	$(15,288)	$15,911

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.   No shares were acquired pursuant to the repurchase program during the six months ended December 31, 2009.

NOTE 10- ACQUISITIONS

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

                The Company expects to spend $1.5 million to $2 million prior to April 1, 2010 to create three “proof of concept” locations.  The Company expects to seek expansion capital to increase the number of stores depending on the success of the “test” stores.  The new stores will provide consumers with an alternative to renting or acquiring DVDs from big box stores (e.g., Blockbuster), on-line vendors (e.g., Netflix), and stand-alone kiosks (e.g., Redbox).

In a separate transaction, on November 15, 2009, the Company purchased the stock of DVDs On the Run, Inc. (“DOR”) for $650,000 ($200,000 paid at closing and $450,000 placed in escrow pending completion of certain services).  The assets of DOR consisted of intellectual property (“IP”) related to mechanical receipt, storage and dispensing of DVDs.  The purchased IP will be modified pursuant to a related Services Agreement.  If the software and certain physical mechanical design goals are achieved within a specified period, the seller will receive the $450,000 placed in escrow on the transaction date.

The enhanced software and mechanical designs are intended to form the backbone of the automated store DVD system.

The $200,000 purchase price of DOR stock was assigned to IP, the estimated fair value.  The $450,000 placed in escrow was recorded as a deposit pending satisfactory completion of the services to be rendered by the seller.  Upon satisfactory completion of the services, the $450,000 will be released to the seller and reclassified to fixed assets (IP).

               These acquisitions were accounted for as a business combination. On the date of acquisition, the transaction was not material to the Company’s financial position.  Accordingly, pro forma financial amounts are not presented.  The allocation of the purchase price to the tangible assets acquired is based on the replacement cost and estimates from management to calculate fair value.

During the three and six months ended December 31, 2009, the Company incurred $282,000 and $390,000 of costs associated with the acquisitions, consisting of transaction expenses ($22,000 and  $55,000, respectively) and project consulting costs ($260,000 and $335,000, respectively) associated with the automated stores.  These expenses are reflected as research and development expenses in the Consolidated Statements of Income (Loss).

NOTE I1- SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of these Consolidated Financial Statements and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in Notes to Consolidated Financial Statements.

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

The market for our services is primarily dependent on our customers’ desire and ability to monetize their entertainment content.  The major studios derive revenues from re-releases and/or syndication of motion pictures and television content.  While the size of this market is not quantifiable, we believe studios will continue to repurpose library content to augment uncertain revenues from new releases.  The current uncertain economic environment and intermittent entertainment industry labor unrest have negatively impacted the ability and willingness of independent producers to create new content.

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

We continue to look for opportunities to solidify our businesses.  During the fiscal year ended June 30, 2009 and the six months ended December 31, 2009, we have completed the following:

•	We purchased the 32,000 square foot Burbank facility to enhance future cash flow and secure that operational capability for the future.

•	We purchased the assets of Video Box Studios and consolidated its operations into our West Los Angeles location.

•	We purchased the assets of MI Post providing the Company with an East Coast presence.

•	We purchased an 18,300 square foot building in Hollywood into which we will move operations that have previously occupied 37,000 square feet of rented space.

•	We purchased physical assets and intellectual property and hired personnel to test a content distribution business model.

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and adding to our service offering.  Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships.  Also, growth can be achieved by acquiring similar businesses (for example, the acquisitions of International Video Conversions, Inc., in July 2004, Eden FX in March 2007 and those described above) that can increase revenues by adding new customers, or expanding current services to existing customers.

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

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenues.  Revenues were $10.3 million for the quarter ended December 31, 2009, compared to $11.8 million for the quarter ended December 31, 2008.  Revenues may continue to come under some downward pressure in the future if major studios reduce output due to current difficult financial conditions and other competitors reduce prices to compete for our business.  Additionally, revenues for the second quarter of fiscal 2010 were lower than prior quarters by approximately $0.9 million principally due to the move of the operations to one of our Hollywood facilities (“Highland”) to two of our other locations as we renovate the Vine Property to house both Highland and Eden FX.  We expect the negative effect on revenues to continue as we consolidate approximately 37,000 square feet of operating space into approximately 20,000 square feet by June 2010.  We are continuing to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended December 31, 2009, total costs of services were 68.1% of sales compared to 66.3% in the prior year.    Material (tape stock) and delivery costs declined $0.3 million due to lower volume.  Other reductions included a lowering of facility costs at our Hollywood facility resulting from the Vine building purchase, offset by the addition of the New York facility.  Other costs remained relatively consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In 2009, gross margin was 31.9% of sales, compared to 33.7% for the same period last year. The decrease in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.7 million (36.1% of sales) in 2009 as compared to $4.0 million (33.9% of sales) in 2008.  Depreciation expense declined $0.2 million, offset by an increase in professional fees associated with managing and upgrading our information technology network.

Research and Development Expense.  During the quarter ended December 31, 2009, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores will contain up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained in 1,000 to 1,500 square feet of retail space for each store.  Expenses associated with R&D activities were $0.3 million for the quarter.

Operating Income (Loss). Operating loss was $0.7 million in 2009 compared to break-even results in 2008.

Interest Expense. Net interest expense for 2009 was $0.2 million, the same as in 2008.

Other Income. Other income represents sublease income beginning in September 2008.

Net Income (Loss). Net loss for 2009 was $0.8 million compared to an income of $0.1 million in 2008.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Revenues.  Revenues were $19.7 million for the six months ended December 31, 2009, compared to $23.4 million for the six months ended December 31, 2008.  Revenues from several studio customers declined due to reduced ordering of our services resulting from current difficult financial conditions.  Additionally, $1.5 million of the decline in revenues for the first six months of fiscal 2010 was due to the move of the operations to one of our Hollywood facilities (“Highland”) to two of our other locations as we renovate the Vine Property to house both Highland and Eden FX.  We expect the negative effect on revenues to continue as we consolidate approximately 37,000 square feet of operating space into approximately 20,000 square feet by June 2010.  We are continuing to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the six months ended December 31, 2009, total costs of services were 72.9% of sales compared to 66.2% in the prior year.    Material (tape stock) and delivery costs declined $0.4 million due to lower sales volume.  Our Hollywood facility costs were reduced by the move, offset by an increase in facility costs by the addition of our New York space.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In 2009, gross margin was 27.1% of sales, compared to 33.8% for the same period last year. The decrease in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $7.5 million (38.1% of sales) in 2009 as compared to $7.7 million (33.0% of sales) in 2008.  Administrative personnel costs declined $0.2 million, offset by an increase in professional fees associated with managing and upgrading our information technology.

Research and Development Expense.  During the six months ended December 31, 2009, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores will contain up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained in 1,000 to 1,500 square feet of retail space for each store.  Expenses associated with R&D activities were $0.4 million for the six month period.

Operating Income (Loss). Operating loss was $2.6 million in 2009 compared to income of $0.2 million in 2008.

Interest Expense. Net interest expense for 2009 was $0.4 million, an increase of $0.1 million from 2008. The increase was due to a mortgage related to real estate purchased in June 2009.

Other Income. Other income represents sublease income beginning in September 2008.

Net Income (Loss). Net loss for 2009 was $2.7 million compared to an income of $0.2 million in 2008

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On December 30, 2005, the Company entered into a $10 million term loan agreement. The term loan provides for interest at LIBOR (0.45% at December 31, 2009) plus 3.15% (3.60% on that date) and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan is being repaid in 45 equal monthly installments of principal and interest.  Both loans are scheduled to be repaid fully by December 31, 2010.

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

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized basis over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (4.05% as of December 31, 2009).

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

In August 2009, the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The agreement provides for interest of either (i) prime (3.25% at December 31, 2009) minus .5% - to plus .5% or (ii) LIBOR plus 2.0% - 3.00% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.45%, respectively, at December 31, 2009.  The facility is secured by all of the Company’s accounts receivable.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of December 31, 2009, the leverage ratio was 2.12 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.79 as compared to a minimum requirement of 1.10.  As of December 31, 2009, the Company was not in compliance with the fixed charge ratio and received forbearance from the bank. The forbearance period extends to March 31, 2010, during which time the amount available under the credit agreement will be limited to the $0.5 million standby letter of credit related to building lease. As of March 31, 2010, the revolving credit agreement will terminate, and the Company must either replace or fully collateralize the letter of credit.  Thereafter, no amounts will be available under the revolving credit agreement. No other amounts were outstanding under the credit agreement on December 31, 2009.

The following table summarizes the December 31, 2009 amounts outstanding under our revolving line of credit, and term (including capital lease obligations) and mortgage loans:

Revolving credit	$-

Current portion of term loan and mortgages	2,122,000
Long-term portion of term loan and mortgages	9,776,000

Total	$11,898,000

We expect that availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 – $3.0 million of capital expenditures for the next twelve months including approximately $1.5 million to complete the renovation of the Vine Property.

The Company’s cash balance decreased from $5,235,000 on July 1, 2009 to $2,989,000 at December 31, 2009, principally due to the following:

Balance July 1, 2009	$5,235,000
Capital expenditures for equipment	(820,000)
Acquisitions	(200,000)
Debt principal and interest payments	(1,295,000)
Other cash activities	69,000
Balance December 31, 2009	$2,989,000

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

In recent quarters, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent, except that days sales outstanding in accounts receivable have decreased from approximately 67 days to 65 days within the last 12 months.  Generally major studios have delayed payments in response to the general economic slowdown.  However, we do not expect days sales outstanding to materially fluctuate in the future.

As of December 31, 2009, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $488,000 per year.

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

The following table summarizes contractual obligations as of December 31, 2009 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$11,396,000	$1,962,000	$143,000	$179,000	$9,112,000
Long Term Debt Interest Obligations (1)	9,757,000	739,000	1,333,000	1,259,000	6,426,000
Capital Lease Obligations	502,000	160,000	320,000	22,000	-
Capital Lease Interest Obligations	55,000	29,000	26,000	-	-
Operating Lease Obligations	21,831,000	3,186,000	5,605,000	4,990,000	8,050,000
Total	$43,541,000	$6,076,000	$7,427,000	$6,450,000	$23,588,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations.  The Company has initially issued stock and cash for assets and intellectual property, and will spend $1 to $1.5 million in the last half of Fiscal 2010 to test the concept.

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

Revenues.   We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, adding special effects, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (movie, trailer, electronic press kit, etc.). The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements.  Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element.  At the end of an accounting period, revenue is accrued for un-invoiced but shipped work.

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

Valuation of long-lived and intangible assets.   Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of the Company’s total assets. Long-lived assets, including goodwill are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $19.9 million as of December 31, 2009.

In accounting for goodwill, the Company historically performed an annual impairment review. On August 14, 2007, the Company was formed by a spin-off transaction, and a certain portion of Old Point.360’s goodwill was assigned to the Company.  In the 2009 test performed as of June 30, 2009, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for fiscal 2010 and subsequent years.  As a result, the Company recorded a goodwill impairment charge of $10 million as of June 30, 2009.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The net deferred tax assets as of December 31, 2009 were $0.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   The Company had borrowings of $11.9 million on December 31, 2009 under term loan and mortgage agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the first six months of fiscal 2010 was 6.7%.  For variable rate debt outstanding at December 31, 2009, a .25% increase in interest rates will increase annual interest expense by approximately $3,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus ..5% to plus .5% or LIBOR plus 2.0% to 3.0% and LIBOR plus 3.15% for the variable rate term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

Remediation of Previously Disclosed Material Weakness

Management previously concluded that, as of June 30, 2009, we did not maintain effective controls regarding the timing of revenue recognition under the proportional performance method. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended September 30, 2008, the six months ended December 31, 2008 and the nine months ended March 31, 2009.  Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2009.

   We have since reviewed and documented the controls regarding the proportional performance method and have trained personnel involved in such controls.  The material weakness has also been remediated by an additional level of review by senior personnel at the Company. We tested the newly implemented controls and found them to be effective and have concluded as of December 31, 2009, this material weakness has been remediated.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July, 2008, the Company was served with a complaint filed in the Superior court of the State of California for the County of Los Angeles by Aryana Farshad and Aryana F. Productions, Inc.  (“Farshad”).  The complaint alleges that Point.360 and its janitorial cleaning company failed to exercise reasonable care for the protection and preservation of Farshad’s film footage which was lost.  As a result of the defendants’ negligence, Farshad claims to have suffered damages in excess of $2 million and additional unquantified general and special damages.  While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome will have a material effect on the financial condition or results of operation of the Company.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Recent history of losses.
•	Prior breaches and changes in credit agreements and ongoing liquidity.
•	Our highly competitive marketplace.
•	The risks associated with dependence upon significant customers.
•	Our ability to execute our expansion strategy.
•	The uncertain ability to manage in a changing environment.

•	Our dependence upon and our ability to adapt to technological developments.
•	Dependence on key personnel.
•	Our ability to maintain and improve service quality.
•	Fluctuation in quarterly operating results and seasonality in certain of our markets.
•	Possible significant influence over corporate affairs by significant shareholders.
•	Our ability to operate effectively as a stand-alone, publicly traded company.
•
The cost associated with becoming compliant with the Sarbanes-Oxley Act of 2002, and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 by the date that we must comply with that section of the Sarbanes-Oxley Act.

ITEM 1B.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual meeting of Shareholders was held on November 19, 2009 after a solicitation of proxies pursuant to Regualtion 14A of he Securities Exchange Act of 1934.  At the meeting, shareholders voted on the election of directors to hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified. The results of shareholder voting were as follows:

Name	Votes For	Votes Withheld
Haig S. Bagerdjian	8,959,797	121,101
Robert A. Baker	9,039,395	41,503
Greggory J. Hutchins	8,597,993	482,905
Sam P. Bell	9,039,395	41,503
G. Samuel Oki	9,039,395	41,503

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

ITEM  6.  EXHIBITS

(a)	Exhibits

10.1	Amendment No. 1 to 2007 Equity Incentive Plan of Point.360 dated February 10, 2010.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: February 12, 2010	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)