Form 10-Q
period 2010-03-31
Point.360
filed 2010-05-17
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010 or

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

☐ Yes                      ☑ No

As of March 31, 2010, there were 10,501,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
POINT.360
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009*	March 31, 2010 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,235	$1,205
Accounts receivable, net of allowances for doubtful accounts of $537 and $537, respectively	8,347	6,645
Inventories, net	401	569
Prepaid expenses and other current assets	524	845
Prepaid income taxes	1,877	1,565
Total current assets	16,384	10,829

Property and equipment, net	20,417	20,318
Other assets, net	593	1,102
Total assets	$37,394	$32,249

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of borrowings under notes payable	$2,086	$1,669
Accounts payable	1,708	1,906
Accrued wages and benefits	1,438	1,482
Other accrued expenses	1,220	870
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	6,630	6,105

Notes payable, less current portion	10,844	9,703
Deferred gain on sale of real estate, less current portion, and other long-term liabilities	1,911	1,849

Total long-term liabilities	12,755	11,552

Total liabilities	19,385	17,657

Commitments and contingencies	-	-

Shareholders’ equity
Parent company’s invested equity	-	-
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,148,700 and 10,501,166 shares issued and outstanding on June 30, 2009 and March 31, 2010, respectively	21,025	21,525
Additional paid-in capital	9,547	9,736
Retained (deficit)	(12,563)	(16,669)
Total shareholders’ equity	18,009	14,592

Total liabilities and shareholders’ equity	$37,394	$32,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Amounts derived from audited financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010

Revenues	$11,269,000	$9,511,000	$34,627,000	$29,184,000
Cost of services	(7,579,000)	(7,014,000)	(23,053,000)	(21,355,000)

Gross profit	3,690,000	2,497,000	11,574,000	7,829,000
Selling, general and administrative expense	(4,275,000)	(3,353,000)	(11,985,000)	(10,846,000)
Research and development expense	-	(381,000)	-	(771,000)

Operating (loss)	(585,000)	(1,237,000)	(411,000)	(3,788,000)
Interest expense	(177,000)	(219,000)	(502,000)	(668,000)
Interest income	2,000	-	46,000	9,000
Other Income	87,000	74,000	321,000	340,000

(Loss) before income taxes	(673,000)	(1,380,000)	(546,000)	(4,105,000)
Benefit from income taxes	253,000	-	280,000	-

Net (loss)	$(420,000)	$(1,380,000)	$(266,000)	$(4,105,000)

(Loss) per share:
Basic:
Net (loss)	$(0.04)	$(0.13)	$(0.03)	$(0.40)
Weighted average number of shares	10,319,664	10,496,610	10,421,256	10,379,216
Diluted:
Net (loss)	$(0.04)	$(0.13)	$(0.03)	$(0.40)
Weighted average number of shares including the dilutive effect of stock options	10,319,664	10,496,610	10,421,256	10,379,216

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2009	2010

Cash flows from operating activities:
Net (loss)	$(266,000)	$(4,105,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	171,000	188,000
Depreciation and amortization	3,643,000	2,691,000
Gain on sale of fixed assets	-	(112,000)
Provision (benefit from) for doubtful accounts	(15,000)	-
Amortization of deferred gain on sale of real estate	(134,000)	(89,000)
Amortization of non-compete agreement	-	9,000
Changes in assets and liabilities:	(1,731,000)	1,701,000
(Increase) decrease in accounts receivable
(Increase) decrease in inventories	72,000	(168,000)
(Increase) in prepaid expenses and other current assets	(680,000)	(9,000)
(Increase) in other assets	222,000	(491,000)
(Decrease) in deferred tax asset	45,000	-
Increase (decrease) in accounts payable	(212,000)	198,000
(Decrease) in accrued expenses	(629,000)	(306,000)
Net cash provided by (used in) operating activities	486,000	(493,000)

Cash used in investing activities:
Capital expenditures	(10,384,000)	(1,892,000)
Proceeds from sale of fixed assets	-	112,000
Investment in acquisitions	(422,000)	(200,000)
Net cash used in investing activities	(10,806,000)	(1,980,000)

Cash flows provided by (used in) financing activities:
Stock buyback	(459,000)	-
Increase (decrease) in notes payable	4,612,000	(1,442,000)
Repayment of capital lease and other obligations	(96,000)	(115,000)
Acquisition of capital lease and other obligations	254,000	-
Net cash provided by (used in) financing activities	4,311,000	(1,557,000)

Net (decrease) in cash	(6,009,000)	(4,030,000)
Cash and cash equivalents at beginning of period	13,056,000	5,235,000

Cash and cash equivalents at end of period	$7,047,000	$1,205,000

Supplemental disclosure of cash flow information - Cash paid for:
Interest	$474,000	$603,000
Income tax	$375,000	$(312,000)
Non-cash investing activities:
Capital stock issued for acquisition	$-	$500,000

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

The accompanying Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $4,105,000 in the nine months ended March 31, 2010, and $12,640,000 the fiscal year ended June 30, 2009 (including a goodwill impairment charge of $9,961,000). The Company has used cash in operations of $493,000 in the nine months ended March 31, 2010, and generated cash from operations of $1,373,000 for the year ended June 30, 2009.  As of March 31, 2010, we had an accumulated deficit of $17 million, cash of $1,205,000 and long-term debt of $9,703,000.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources, cash forecasted by management to be generated by operations and cash available from other potential sources will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, the Company will complete certain research and development projects and bring them to market.  The Company has also been working to secure additional financing; however, there is no assurance that the Company will be successful in these endeavors.  The Company is also planning to reduce operating expenses in some of its facilities.  Management believes that current resources, and actions taken and to be taken provide the opportunity for the Company to continue as a going concern.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2009.  Certain immaterial reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.

Earnings Per Share

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):
	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2009	2010	2009	2010

Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,319	10,491	10,421	10,377
Dilutive effect of outstanding stock options	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,319	10,491	10,421	10,377
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	-	70	-	33

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in each of the periods presented.  The effect of potentially dilutive securities at March 31, 2010 were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share).  These potentially dilutive securities consist of stock options.

Fair Value Measurements

As of March 31, 2010 and June 30, 2009, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

In October 2009, the FASB issued guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  The guidance also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  The guidance is effective as of January 2011 with early adoption permitted. We intend to adopt the provisions of the guidance as of January 1, 2011 which is not expected to impact our financial statements.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

In August 2009 the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at March 31, 2010)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.56%, respectively, on March 31, 2010.  The facility is secured by all of the Company’s assets, except for equipment securing new term loans as described below and real property securing mortgages. As of June 30, 2009 and March 31, 2010, the Company had secured a $500,000 standby letter of credit related to a building lease which reduces the amount available under the credit agreement. No other amounts were outstanding under the credit agreement on that date.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of March 31, 2010, the leverage ratio was 2.05 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.62 as compared to a minimum requirement of 1.10.  As of March 31, 2010, the Company was not in compliance with the fixed charge ratio and received a forbearance from the bank.  The forbearance period extends to June 30, 2010, during which time the amount available under the credit agreement will be limited to the $0.5 million letter of credit, after which date the entire revolving credit agreement will terminate.

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

On December 30, 2005, the Company entered into a $10 million term loan agreement.  The term loan provides for interest at LIBOR (0.41% as of March 31, 2010) plus 3.15%, or 3.56% on that date, and is secured by equipment.  The term loan will be repaid in 60 equal monthly principal payments plus interest.  In March 2006, $4 million of the term loan was prepaid.  Monthly principal payments were subsequently reduced pro rata.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement.  The Loan provides for interest at 8.35% per annum and is secured by equipment.  The loan will be repaid in 45 equal monthly installments of principal and interest.

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

Property and equipment consist of the following as of March 31, 2010:

Land	$3,985,000
Building	9,193,000
Machinery and equipment	36,231,000
Leasehold improvements	6,443,000
Computer equipment	7,089,000
Equipment under capital lease	671,000
Office equipment, CIP	1,892,000
Less accumulated depreciation and Amortization	(45,186,000)
Property and equipment, net	$20,318,000

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

On May 1, 2009, the Company was served with a “Verified Unlawful Detainer Complaint” by 1220 Highland, LLC, the landlord of the facility in Hollywood, CA that had been rented by the Company for many years.  The Company’s lease on the facility expired in March 2009.  The Complaint sought possession of the property, damages for each day of the Company’s possession from May 1, 2009, and other damages and legal fees.  The matter was settled in February 2010 for $93,000.

On October 6, 2009, DG FastChannel, Inc. (“DGFC”) filed a claim in the United States District Court Central District of California, alleging that the Company violated certain provisions of agreements governing transactions related to the August 13, 2007 sale of the Company’s advertising distribution business to DGFC.  DGFC alleges that (i) the Company did not fulfill its obligation to restrict a former employee from competing against DGFC subsequent to the transaction and, therefore, DGFC does not owe the Company $412,500 related to that portion of the transaction; (ii) the Company violated the noncompetition agreement between DGFC and the Company by distributing advertising content after the transaction; (iii) due to the violation of the noncompetition agreement, the post production services agreement that required DGFC to continue to vault its customers’ physical elements at the Company’s Media Center became null and void; and (iv) the company must return all of DGFC’s vaulted material to DGFC.  DGFC also seeks unspecified monetary damages.

If DGFC is successful in its claims, the possibility exists that the Company must return the DGFC vaulted elements which will result in a future decline in annual revenues of approximately $0.7 million, partially offset in the first year by “pull” charges.  The Company believes it has defenses against the claims.

From time to time the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 5- INCOME TAXES

The Company reviewed its FIN 48 documentation for the periods through March 31, 2010 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through March 31, 2010.  Based on Company’s review of its tax positions as of March 31, 2010, no new uncertain tax positions have resulted nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of March 31, 2010, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the three and nine month periods ended March 31, 2010 because future realizability of such benefit was not considered to be more likely than not.  At March 31, 2010, the Company had a gross deferred tax asset of $6.8 million, and a corresponding valuation allowance of $6.8 million.

The Accounting Standards Codification prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal state or local income tax examinations by tax authorities for years before 2002. The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company was last audited by New York taxing authorities for the years 2002 through 2004 resulting in no change.  The Company was previously notified by the U.S Internal Revenue Service of its intent to audit the calendar 2005 tax return.  The audit has since been cancelled by the IRS without change; however, the audit could be reopened at the IRS’ discretion.

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

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  We also estimate the fair value of the award that is ultimately expected to vest to be recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations.

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Income (Loss).  Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended March 31, 2010 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income (Loss) for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-asses the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three and nine month periods ended March 31, 2010 were $62,000 and $188,000, respectively.

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

During each of the quarter and nine month periods ended March 31, 2009 and 2010, the Company granted awards of stock options as follows:

	Options Granted	Exercise Price per Share
Quarter ended March 31, 2009	279,450	$1.20
Quarter ended March 31, 2010	316,500	$1.29
Nine months ended March 31, 2009	279,450	$1.20
	30,000	$1.37
Nine months ended March 31, 2010	316,500	$1.29
	30,000	$1.05

During the quarter and nine month period ended March 31, 2010, the Company also granted a restricted stock award for 10,000 shares at a market price of $1.29 per share.

As of March 31, 2010, there were options outstanding to acquire 1,638,675 shares at an average exercise price of $1.57 per share.  The estimated fair value of all awards granted during the 2009 and 2010 periods was $119,000 and $184,000 respectively.  For the 2010 period, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.39%
Expected term (years)	5.0
Volatility	64%
Expected annual dividends	-

The following table summarizes the status of the 2007 Plan as of March 31, 2010:

Options originally available	2,000,000
Stock options outstanding	1,638,675
Options available for grant	361,325

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2009	1,322,025	$1.66

Granted
Exercised	-	-
Cancelled	(8,725)	1.66

Balance at September 30, 2009	1,313,300	$1.66

Granted	30,000	1.05
Exercised	-	-
Cancelled	(16,875)	1.74

Balance at December 31, 2009	1,326,425	$1.64

Granted	316,500	1.29
Exercised	-	-
Cancelled	(4,250)	1.74

Balance at March 31, 2010	1,638,675	$1.57

As of March 31, 2010, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2010 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

As of March 31, 2010

Employees – Outstanding	1,478,675	$1.57	3.49	$119,000
Employees – Expected to Vest	1,383,125	$1.57	3.46	$109,000
Employees – Exercisable	512,663	$1.71	3.01	$17,000

Non-Employees – Outstanding	160,000	$1.57		$14,000
Non-Employees – Vested	110,000	$1.47	3.56	$14,000
Non-Employees – Exercisable	110,000	$1.47	3.56	$14,000

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at March 31, 2010, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of March 31, 2010 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	988	2.9 Years	$1.79	494	$1.79
$1.37	30	3.6 Years	$1.37	30	$1.37
$1.29	317	4.9 Years	$1.29	-	$1.29
$1.20	274	3.9 Years	$1.20	69	$1.20
$1.05	30	4.6 Years	$1.05	30	$1.05

In addition to the above option plan, the Company issued 10,000 shares of restricted stock during the quarter.

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

No triggering events occurred in the nine months ended March 31, 2010.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2009 to March 31, 2010 (in thousands):

	Common Stock	Paid-in Capital	Retained (Deficit)	Shareholders’ Equity
Balance, June 30, 2009	$21,025	$9,547	$(12,563)	$18,009
FAS 123R option expense	-	57	-	57
Net income (loss)	-	-	(1,972)	(1,972)
Stock Issuance	500	-	-	500
Balance, September 30, 2009	$21,525	$9,604	$(14,535)	$16,594

FAS 123R option expense	-	70	-	70
Net income (loss)	-	-	(753)	(753)
Balance, December 31, 2009	$21,525	$9,674	$(15,288)	$15,911

FAS 123R option expense	-	62	-	62
Net income (loss)	-	-	(1,381)	(1,381)
Balance, March 31, 2010	$21,525	$9,736	$(16,669)	$14,592

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.   No shares were acquired pursuant to the repurchase program during the nine months ended March 31, 2010.

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

                The Company expects to spend $2.5 million prior to May 31, 2010 to create three “proof of concept” locations.  The Company expects to seek expansion capital to increase the number of stores depending on the success of the “test” stores.  The new stores will provide consumers with an alternative to renting or acquiring DVDs from big box stores (e.g., Blockbuster), on-line vendors (e.g., Netflix), and stand-alone kiosks (e.g., Redbox).

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

During the three and nine months ended March 31, 2010,  the Company incurred $381,000 and $771,000 of costs associated with the acquisitions, consisting of transaction expenses ($55,000 in the nine-month period) and project consulting costs ($380,000 and $716,000, respectively) associated with the automated stores.  These expenses are reflected as research and development expenses in the Condensed Consolidated Statements of Operations.

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

We continue to look for opportunities to solidify our businesses.  During the fiscal year ended June 30, 2009 and the nine months ended March 31, 2010, we have completed the following:

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues.  Revenues were $9.5 million for the quarter ended March 31, 2010, compared to $11.3 million for the quarter ended March 31, 2009.  Revenues may continue to come under some downward pressure in the future if major studios reduce output due to current difficult financial conditions and other competitors reduce prices to compete for our business.  Sales to our largest customers declined $1.1 million due to lower order levels.  Additionally, revenues for the third quarter of fiscal 2010 were lower than prior quarters by approximately $0.9 million principally due to the move of the operations to one of our Hollywood facilities (“Highland”) to two of our other locations as we renovate the Vine Property to house both Highland and Eden FX.  We expect the negative effect on revenues to continue as we consolidate approximately 37,000 square feet of operating space into approximately 18,000 square feet by June 2010.  We are continuing to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended March 31, 2010, total costs of services were 73.7% of sales compared to 67.3% in the prior year.    Total cost of services declined $0.5 million which was not sufficient to offset the $1.8 million decline in revenue.  Other reductions included a lowering of facility costs at our Hollywood facility resulting from the Vine building purchase, offset by the addition of the New York facility.  In addition, depreciation declined $0.1 million as assets related to the 2004 acquisition of IVC became fully depreciated.  Other costs remained relatively consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In 2010, gross margin was 26.3% of sales, compared to 32.7% for the same period last year. The decrease in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.4 million (35.3% of sales) in 2010 as compared to $4.3 million (37.9% of sales) in 2009.  In the fiscal 2010 quarter, the Company incurred $0.3 million of expenses associated with legal actions.  In the fiscal 2009 quarter, the Company incurred approximately $0.3 million of costs associated with documentation of internal control process in anticipation of performing its first management assessment of internal controls for the fiscal year ended June 30, 2009.  The Company also spent approximately $0.3 million in consulting fees to improve its information technology infrastructure.  Excluding these costs, SG&A expenses for the quarters ended March 31 2010 and 2009 were $3.1 million, or 32.6% of sales and $3.7 million, or 33.3% of sales, respectively.  $0.2 million of the remaining reduction was due to lower depreciation.

Research and Development Expense.  During the quarter ended March 31, 2010, the Company continued its research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores will contain up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained in 1,000 to 1,500 square feet of retail space for each store.  Expenses associated with R&D activities were $0.4 million for the quarter.

Operating Income (Loss). Operating loss was $1.2 million in 2010 compared to $0.6 million in 2009.

Interest Expense. Net interest expense for 2010 was $0.2 million, the same as in 2009.

Other Income. Other income represents sublease income beginning in September 2008.

Net Income (Loss). Net loss for 2010 was $1.3 million compared to $0.4 million in 2009.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Revenues.  Revenues were $29.2 million for the nine months ended March 31, 2010, compared to $34.6 million for the nine months ended March 31, 2009.  Revenues from major studio and other customers declined approximately $2.9 million due to reduced ordering of our services resulting from current difficult financial conditions.  Additionally, $2.5 million of the decline in revenues for the first nine months of fiscal 2010 was due to the move of the operations to one of our Hollywood facilities (“Highland”) to two of our other locations as we renovate the Vine Property to house both Highland and Eden FX.  We expect the negative effect on revenues to continue as we consolidate approximately 37,000 square feet of operating space into approximately 20,000 square feet by late 2010.  We are continuing to invest in high definition capabilities where demand is expected to grow. We believe our high definition service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the nine months ended March 31, 2010 total costs of services were 73.2% of sales compared to 66.6% in the prior year.    Material (tape stock) and delivery costs declined $0.4 million due to lower sales volume.  Our Hollywood facility costs were reduced by the move, offset by an increase in facility costs by the addition of our New York space.  Depreciation declined $0.4 million as assets related to the 2004 acquisition of IVC became fully depreciated.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In 2010, gross margin was 26.8% of sales, compared to 33.4% for the same period last year. The decrease in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $10.8 million (37.1% of sales) in 2010 as compared to $12.0 million (34.6% of sales) in 2009.  In the fiscal 2010 period, the Company incurred $0.4 million of expenses associated with legal actions.  In the fiscal 2009, the Company incurred approximately $0.3 million of costs associated with documentation of its internal control processes in anticipation of performing its first management assessment of internal controls for the fiscal year ended June 30, 2009.  The Company also spent approximately $0.3 million in consulting fees to improve its information technology infrastructure.   Excluding these costs, SG&A expenses for the nine months ended March 31, 2010 and 2009 were $10.4 million, or 35.6% of sales and $11.4 million or 33.0% of sales, respectively.  $0.5 million of the remaining reduction was due to lower depreciation expense.

Research and Development Expense.  During the nine months ended March 31, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores will contain up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained in 1,000 to 1,500 square feet of retail space for each store.  Expenses associated with R&D activities were $0.8 million for the nine month period.

Operating Income (Loss). Operating loss was $3.8 million in 2010 compared to $0.4 million in 2009.

Interest Expense. Net interest expense for 2010 was $0.7 million, an increase of $0.2 million from 2009. The increase was due to a mortgage related to real estate purchased in June 2009.

Other Income. Other income represents sublease income beginning in September 2008.

Net Income (Loss). Net loss for 2010 was $4.1 million compared to $0.3 million in 2009

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On December 30, 2005, the Company entered into a $10 million term loan agreement. The term loan provides for interest at LIBOR (0.41% at March 31, 2010) plus 3.15% (3.56% on that date) and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan is being repaid in 45 equal monthly installments of principal and interest.  Both loans are scheduled to be repaid fully by December 31, 2010.

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

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized basis over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (3.56% as of March 31, 2010).

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

In August 2009, the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The agreement provides for interest of either (i) prime (3.25% at March 31, 2010) minus .5% - to plus .5% or (ii) LIBOR plus 2.0% - 3.00% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.56, respectively, at March 31, 2010.  The facility is secured by all of the Company’s accounts receivable.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of March 31, 2010, the leverage ratio was 2.05 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.62 as compared to a minimum requirement of 1.10.  As of March 31, 2010, the Company was not in compliance with the fixed charge ratio and received forbearance from the bank. The forbearance period extends to June 30, 2010, during which time the amount available under the credit agreement will be limited to the $0.5 million standby letter of credit related to building lease. As of June 30, 2010, the revolving credit agreement will terminate, and the Company must either replace or fully collateralize the letter of credit.  Thereafter, no amounts will be available under the revolving credit agreement. No other amounts were outstanding under the credit agreement on March 31, 2010.

The following table summarizes the March 31, 2010 amounts outstanding under our revolving line of credit, and term (including capital lease obligations) and mortgage loans:

Revolving credit	$-

Current portion of term loan and mortgages	1,669,000
Long-term portion of term loan and mortgages	9,703,000

Total	$11,372,000

We expect that availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs and about $2.0 – $2.5 million of capital expenditures for the next twelve months including approximately $1.5 million to complete the renovation of the Vine Property.

The Company’s cash balance decreased from $5,235,000 on July 1, 2009 to $1,205,000 at March 31, 2010, due to the following:

Balance July 1, 2009	$5,235,000
Capital expenditures for equipment	(1,892,000)
Acquisitions	(200,000)
Debt principal and interest payments	(1,557,000)
Research and development costs	(771,000)
Other cash activities	390,000
Balance December 31, 2009	$1,205,000

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

In recent quarters, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent.  Even though days sales outstanding in accounts receivable have decreased from approximately 67 days to 65 days within the last 12 months, major studios may delay payments in response to the general economic slowdown.  However, we do not expect days sales outstanding to materially fluctuate in the future.

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

The Company purchased the Vine Property in June 2009.  The purchase price of the Vine Property was $4.75 million, $1.2 million of which was paid in cash with the balance being financed by the seller over ten years, interest only at 7% for the entire term, with the principal amount being due at the end of the term.  Building renovations will cost about $1.5 million.  After renovation, we expect to move our Eden FX and Highland operations into the Vine Property by January 2011.

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

The following table summarizes contractual obligations as of March 31, 2010 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$10,910,000	$1,510,000	$146,000	$184,000	$9,070,000
Long Term Debt Interest Obligations (1)	9,554,000	702,000	1,331,000	1,246,000	6,275,000
Capital Lease Obligations	462,000	159,000	303,000	-	-
Capital Lease Interest Obligations	47,000	27,000	20,000	-	-
Operating Lease Obligations	18,684,000	3,188,000	4,381,000	3,065,000	8,050,000
Total	$39,657,000	$5,586,000	$6,181,000	$4,495,000	$23,395,000

     (1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations.  The Company has initially issued stock and cash for assets and intellectual property, and will spend $1.5 to $2.0 million in the last half of Fiscal 2010 to test the concept.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $20.3 million as of March 31, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   The Company had borrowings of $11.4 million on March 31, 2010 under term loan and mortgage agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the first nine months of fiscal 2010 was 6.7%.  For variable rate debt outstanding at March 31, 2010, a .25% increase in interest rates will increase annual interest expense by approximately $3,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus .5% to plus ..5% or LIBOR plus 2.0% to 3.0% and LIBOR plus 3.15% for the variable rate term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2010 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

We have since reviewed and documented the controls regarding the proportional performance method and have trained personnel involved in such controls.  The material weakness has also been remediated by an additional level of review by senior personnel at the Company. We tested the newly implemented controls and found them to be effective and have concluded as of March 31, 2010, this material weakness has been remediated.

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

On October 6, 2009, DG FastChannel, Inc. (“DGFC”) filed a claim in the United States District Court Central District of California, alleging that the Company violated certain provisions of agreements governing transactions related to the August 13, 2007 sale of the Company’s advertising distribution business to DGFC.  DGFC alleges that (i) the Company did not fulfill its obligation to restrict a former employee from competing against DGFC subsequent to the transaction and, therefore, DGFC, does not owe the Company $412,500 related to that portion of the transaction; (ii) the Company violated the noncompetition agreement between DGFC and the Company by distributing advertising content after the transaction; (iii) due to the violation of the noncompetition agreement, the post production services agreement that required DGFC to continue to vault its customers’ physical elements at the Company’s Media Center became null and void; and (iv) the company must return all of DGFC’s vaulted material to DGFC.  DGFC also seeks unspecified monetary damages.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses.
●	Prior breaches and changes in credit agreements and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.
●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.
●	Our ability to operate effectively as a stand-alone, publicly traded company.
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

POINT.360

DATE: May 13, 2010	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)