Form 10-K
period 2010-06-30
Point.360
filed 2010-09-27
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
Yes  ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2009) was approximately $6.0 million.  As of August 31, 2010, there were 10,513,166 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (to be filed by October 28, 2010) relating to its 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions, identify “forward-looking statements”.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of this Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

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

PART 1

ITEM 1. BUSINESS

The Company was formed as a wholly-owned subsidiary (named “New 360”) of Point.360 (“Parent Company”) in April 2007.  The post production assets of the Parent Company were contributed to New 360 on August 14, 2007, after which all New 360 common stock was distributed to the Parent Company’s shareholders.  New 360 subsequently changed its name to Point.360 after the merger of the Parent Company with DG FastChannel, Inc. (“DG FastChannel”).  The Parent Company is hereinafter referred to as Old Point.360.

Point.360 (“Point.360” or the “Company”) is a leading integrated media management services company providing film, video and audio post-production, archival, duplication, computer graphics and data distribution services to motion picture studios, television networks, independent production companies and multinational companies. We provide the services necessary to edit, master, reformat and archive our clients’ audio, video, and film content, which includes television programming, feature films, and movie trailers.  The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

The Company, previously part of Old Point.360, was spun off to Old Point.360’s shareholders on August 14, 2007.  References to the activities of the Company prior to the spin-off refer to those of Old Point.360’s post production business which constitutes the continuing operations of the Company.

We seek to capitalize on growth in demand for the services related to the manipulation and distribution of rich media content without assuming the production or ownership risk of any specific television program, feature film, advertising or other form of content. The primary users of our services are entertainment studios that generally choose to outsource such services due to the sporadic demand and the fixed costs of maintaining a high-volume physical plant.  We also plan to serve the DVD and video game rental market which is currently being abandoned by the closedown of Movie Gallery/Hollywood Video and Blockbuster video rental stores.

Since January 1, 1997, Old Point.360 successfully completed acquisitions of companies providing similar services. We will continue to evaluate acquisition opportunities to enhance our operations and profitability. In 2004, Old Point.360 acquired International Video Conversions, Inc. (“IVC”), a leading digital intermediate and digital mastering facility. In 2005, Old Point.360 acquired Visual Sound, a provider of captioning services. In 2007, Old Point.360 purchased the business of Eden FX, a producer of sophisticated visual effects and graphics for feature films, television programming and commercials. In November 2008, the Company purchased the assets and business of Video Box Studios.  In April 2009, the Company purchased the assets of and business of MI Post. In September and November 2009, we purchased assets and intellectual property to form the foundations of our Movie>Q initiative.   As a result of these acquisitions, we are one of the largest and most diversified providers of technical and distribution services in our markets, and therefore are able to offer our customers a single source for such services at prices that reflect our scale economies.

Markets

We derive revenues primarily from the entertainment industry, consisting of major and independent motion picture and television studios, cable television program suppliers, television program syndicators, and advertising agencies. On a more limited basis, we also service national television networks, local television stations, corporate or instructional video providers, infomercial advertisers and educational institutions.  Movie>Q provides consumers with a DVD and game rental alternative to the “big box” rental retail chain stores who are abandoning the space.

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

Video and Data Editing.   Digital editing services are located in Hollywood, Burbank and West Los Angeles, California. The editing suites are equipped with state-of-the-art digital editing equipment, including the Film Master Nucoda and Avid® Symphony Nitris which provides precise and repeatable electronic transfer of data, video and/or audio information from one or more sources to a new master and production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, DVD compression masters, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

Graphics and Animation.  We offer creative services for television main title creation.  Innovative artists work in conjunction with producers on concepts for new television series.  Through computer graphics interface, we create animated characters or other animated concepts.

Digital Color Correction.  Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a digital video format.  Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. We transfer film and data to digital formats using Spirit,  4k Telecine equipment, daVinci® 2k,and Digital Vision Film Master color correction systems.  The re-mastering of studio film and television libraries to the HDTV broadcast standard has become a growing portion of our film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

Picture Restoration.   Digital picture restoration occurs in all titles targeted for Blu-ray and standard definition DVD distribution as well as cable markets. Flaws in the picture such as dirt, scratches, splice bumps and excessive grain can be removed using our vast array of technologies and expertise. Tools incorporated in this process are daVinci Revival®, MTI Film DRS, Diamant Imagica XE Advanced wetgate scanner, and our proprietary Advanced Restoration Tools (A.R.T.).  Once the picture elements are restored, new film negatives can also be derived from these polished digital elements.

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

Closed Captioning and Subtitling.   All broadcast material requires closed captioning. We are able to create closed captioning formatted for high definition and standard definition markets and DVD markets when requested. Subtitling is offered in over twenty foreign languages.

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

Broadcast Encoding.  We provide encoding services for tracking global broadcast verification and intelligence service.   Using processes which include high definition and standard definition Teletrax, V-chip, AFD, AMOL, and SIGMA encoding, a code is placed within the video portion of an advertisement or an electronic press kit. Such codes can be monitored from television broadcasts to determine which advertisements or portions of electronic press kits are shown on or during specific television programs, providing customers direct feedback on allotted airtime. We provide encoding services for a number of our motion picture studio clients to enable them to customize their promotional material.

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

Archival Services.  We currently store approximately 700,000 videotape, audio and film elements in a protected environment.  The storage and handling of videotape, audio and film elements require specialized security and environmental control procedures.  We perform secure management archival services in all of our operating facilities and our state-of-the-art Media Center in Los Angeles.  We offer on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

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

Picture Preservation.  Our patent pending Visionary Archive process can archive color images to single strip 35mm black-and-white film.  This revolutionary process encodes full color motion picture images onto a single reel of 35mm black-and-white Panchromatic stock using two-thirds less film stock than traditional color separations.  It will eliminate registration, stabilization, warping, luminance and color fading issues.  This process can be used for digital migration as well as preservation.

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

3D.   3D convergence and subtitling is moving rapidly into the marketplace.  We are equipped to meet these emerging broadcast standards utilizing our editorial and subtitling expertise.

DVD and Video Game Rental and Sales - Movie>Q.  In fiscal 2010, we purchased assets and intellectual property for a research and development project to address the viability of the DVD and video game rental business being abandoned by the closure of Movie Gallery/Hollywood Video and Blockbuster stores.  The DVD rental market consists principally of online service (Netflix), vending machines (Redbox) and large video stores.  We estimate that the size of the market being abandoned is $2 to $3 billion.

As of June 30, 2010, we have opened three Movie>Q “proof-of-concept” stores in Southern California.  The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives,  Movie>Q offers 10,000-15,000 unit selections to customers at competitive low rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the proof-of-concept, we may seek to rapidly expand the number of Movie>Q stores while further streamlining the design and production of the AIM system.  Movie>Q provides the Company with a content distribution industry service offering.

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

Customers

Point.360 has added customers through acquisitions and by delivering a favorable mix of reliability, timeliness, quality, service and price.  The integration of our facilities has given our customers a time advantage in the ability to deliver broadcast quality material. We market our services to major and independent motion picture and television production companies, television program suppliers and, on a more limited basis, national television networks, infomercial providers, local television stations, television program syndicators, corporations and educational institutions. Our motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, NBC Universal, Warner Bros., Metro-Goldwyn-Mayer and Paramount Pictures.

We solicit the motion picture and television industries to generate revenues.  In the fiscal years ended June 30, 2008, 2009 and 2010, five major motion picture studios accounted for approximately 52%, 48% and 58% of Point.360’s revenues, respectively.  Sales to Twentieth Century Fox and affiliates comprised 26%, 21% and 23% of revenues in those periods, respectively, and sales to Deluxe Media were 14% of sales in 2010.  Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

We generally do not have exclusive service agreements with our clients. Because clients generally do not make arrangements with us until shortly before our facilities and services are required, we usually do not have any significant backlog of service orders. Our services are generally offered on an hourly or per unit basis based on volume.

Customer Service

We believe we have built a strong reputation in the market with a commitment to customer service.  We receive customer orders via courier services, telephone, telecopier and the Internet.  Our sales and customer service staff develops strong relationships with clients within the studios and is trained to emphasize our ability to confirm delivery, interpret supplied technical specifications, and meet difficult delivery time frames and provide reliable and cost-effective service.  Several studios are customers because of our ability to meet often changing or rush delivery schedules.

We have a sales and customer service staff of approximately 46 people, and we provide services 24 hours per day.  This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver content.

Competition

The manipulation, duplication and distribution of rich media assets and DVD rentals are highly competitive service oriented businesses. Certain competitors (both independent companies and divisions of large companies) provide all or most of the services provided by us, while others specialize in one or several of these services. Substantially all of our competitors have a presence in the Los Angeles area, which is currently the largest market for our services. Due to the current and anticipated future demand for video and distribution services in the Los Angeles area, we believe that both existing and new competitors may expand or establish video service facilities in this area.

Employees

The Company had approximately 287 full-time employees as of June 30, 2010.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this Form 10-K. The risk factors have been separated into two groups: (1) risks relating to our business, and (2) risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks.  Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Relating to Point.360’s Business

We have a history of losses, and we may incur losses in the future.

Point.360 had losses in each of the five fiscal years ended June 30, 2010 due, in part, to increased price competition, the cost of being a publicly traded company and a number of unusual charges.  There is no assurance as to future profitability on a quarterly or annual basis.

Point.360 previously breached its credit agreements, and we may do so in the future.

Due to lower operating cash amounts resulting from reduced sales levels and the consequential net losses, Point.360 breached certain covenants of its credit facility.  The breaches were temporarily cured based on amendments and forbearance agreements among Point.360 and the banks.

Although we were in a cash positive position as of June 30, 2010 and expect to be for the foreseeable future, if we continue to incur losses in the future, there is a risk that we will default under financial covenants contained in any new credit agreements and/or will not be able to pay off revolving or term loans when due.  If a default condition exists in future banking arrangements, all amounts that may be outstanding under the new agreements will be due and payable which could materially and adversely affect our business.

We may be unable to compete effectively in a highly competitive marketplace.

The post-production industry is a highly competitive, service-oriented business.  In general, we do not have long-term or exclusive service agreements with our customers.   Business is acquired on a purchase order basis and is based primarily on customer satisfaction with reliability, timeliness, quality and price.

We compete with a variety of post-production firms, some of which have a national presence and, to a lesser extent, the in-house post-production operations of our major motion picture studio customers.  Some of these firms, and all of the studios, have greater financial marketing resources and have achieved a higher level of brand recognition than we have.  In the future, we may not be able to compete effectively against these competitors merely on the basis of reliability, timeliness, quality and price or otherwise.

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

Although we have an active client list of approximately 1,500 customers, five motion picture studios and and/or their affiliates accounted for approximately 52%, 48% and 58% of our revenues in the fiscal years ended June 30, 2008, 2009 and 2010,  respectively.  Twentieth Century Fox (and affiliates) accounted for 26%, 21% and 23% in the fiscal years ended June 30, 2008, 2009 and 2010, respectively.  Deluxe Media accounted for 14% of sales in the year ended June 30, 2010.  If one or more of these companies were to stop using our services, our business could be adversely affected.  Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact those industries.

Our expansion strategy may fail.

Our growth strategy involves both internal development, expansion through acquisitions and development of our Movie>Q business.  We currently have no agreements or commitments to acquire any company or business.  Even though Point.360 completed a number of acquisitions in the past, the most recent of which was in November 2009, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses without substantial costs, delays or other problems.

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

Through June 30, 2010, we have spent approximately $3.7 million ($0.5 million in stock and $3.2 million in cash) to develop the Movie>Q concept and open three proof-of-concept stores.  A rapid roll out of stores is contemplated based on the success of the proof-of-concept.  We will require significant financing to implement a roll out, which financing may not be available on reasonable terms, if at all.  While we believe the Movie>Q alternative provides an attractive alternative for consumers in the DVD and video game rental market, there can be no assurance of success.

We are operating in a changing environment that may adversely affect our business.

In prior years, we experienced industry consolidation, changing technologies and increased regulation, all of which resulted in new and increased responsibilities for management personnel and placed, and continues to place, increased demands on our management, operational and financial systems and resources.  To accommodate these circumstances, compete effectively, and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force.  We cannot be sure that our personnel, systems, procedures and controls will be adequate to support our future operations.  Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

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

We are dependent on the efforts and abilities of certain senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer.  The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained.  Mr. Bagerdjian beneficially owns approximately 51% of Point.360’s outstanding stock.  Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with Point.360.  In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing, and technical personnel.  The competition for qualified personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects.  There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

We may be unable to meet the demands of our customers.

Our business is dependent on our ability to meet the current and future demands of our customers, which demands include reliability, timeliness, quality and price.  Any failure to do so, whether or not caused by factors within our control, could result in losses to such clients.  Although we disclaim any liability for such losses, there is no assurance that claims would not be asserted and dissatisfied customers may refuse to place further orders with the Company in the event of a significant occurrence of lost elements, either of which could have a material adverse effect on our financial condition, results of operations and prospects.  Although we maintain insurance against business interruption, such insurance may not be adequate to protect us from significant loss in these circumstances and there is no assurance that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of our business.  In addition, our ability to deliver services within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including equipment failure, work stoppages by package delivery vendors or interruption in services by telephone, internet or satellite service providers.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future.

Our operating results have varied in the past, and may vary in the future, depending on factors such as sales volume fluctuations due to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, the ability of our customers to finance projects, general economic factors and other factors.  In fiscal 2009, we impaired goodwill in full.  As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.  Our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others.  For example, the 12,000-member Writer’s Guild of America began a strike on November 5, 2007 which affected portions of our business, which strike was not settled until February 12, 2008.   In any period, our revenues are subject to variation based on changes in the volume and mix of services performed.  It is possible that in a future quarter our operating results will be below the expectations of equity research analysts and investors.  In such event, the price of our common stock would likely be materially adversely affected.

We determined that there were material weaknesses in our internal controls over financial reporting and that our internal controls were not effective as of June 30, 2008 and 2009.  In the event a material weakness occurs again in the future, our financial statements and results of operations could be harmed and you may not be justified in relying on those financial statements.

For the years ended June 30, 2008 and 2009, we determined that our internal controls over financial reporting were not effective.   We identified a material weakness in our internal controls over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to the calculation of deferred tax liability in 2008, and in the application of the proportional performance method of recognizing revenues in 2009.  In the event that this or any other material weakness occurs in the future, our financial statements and results of operations could be harmed and you may not be justified in relying on those financial statements, either of which could result in a decrease in our stock price.

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

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our business profile and market capitalization may not fit the investment objectives of our shareholders and, as a result, our shareholders may sell our shares;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	our ability to meet earnings estimates of shareholders;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations, and;

•	general economic conditions.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees.  We have adopted the 2007 Equity Incentive Plan, which provides for the grant of equity based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants.

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

We do not expect to pay dividends.

We do not believe that we will have the financial strength to pay dividends in the foreseeable future. If we do not pay dividends, the price of our common stock must appreciate for you to receive a gain on your investment in the Company. This appreciation may not occur.

Our controlling shareholders may cause the Company to be operated in a manner that is not in the best interests of other shareholders.

Our Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owns approximately 51% of our common stock.  By virtue of his stock ownership, Mr. Bagerdjian may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (1) the election of the Board of Directors, (2) amendments to our Articles of Incorporation and (3) approval of mergers and other significant corporate transactions.  The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.   PROPERTIES

The Company currently owns or leases 10 facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2011 to 2021.  The following table sets forth the location and approximate square footage of the Company's properties:

Square Footage
Hollywood, CA (owned)	18,300
Hollywood, CA (leased)	6,000
Burbank, CA (owned)	32,000
Burbank, CA (leased)	45,500
Los Angeles, CA (leased)	64,600
Los Angeles, CA (leased)	13,400
New York, NY (leased)	11,000
Westminster, CA (leased)	1,300
Costa Mesa, CA (leased)	1,200
La Mirada, CA (leased)	1,600

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

On October 6, 2009, DG FastChannel, Inc. (“DGFC”) filed a claim in the United States District Court Central District of California, alleging that the Company violated certain provisions of agreements governing transactions related to the August 13, 2007 sale of the Company’s advertising distribution business to DGFC.  DGFC alleges that (i) the Company did not fulfill its obligation to restrict a former employee from competing against DGFC subsequent to the transaction and, therefore, DGFC does not owe the Company $412,500 related to that portion of the transaction; (ii) the Company violated the noncompetition agreement between DGFC and the Company by distributing advertising content after the transaction; (iii) due to the violation of the noncompetition agreement, the post production services agreement that required DGFC to continue to vault its customers’ physical elements at the Company’s Media Center became null and void; and (iv) the company must return all of DGFC’s vaulted material to DGFC.  DGFC also sought unspecified monetary damages.

In September 2010, a settlement between the parties included the following:  (1) The Company will be subject to a permanent injunction (until August 13, 2012) from competing in the commercial spot advertising  business (as defined), (2) the Company will deliver to DGFC vaulted elements which will result in an annual reduction of vaulting revenues of approximately $0.9 million, (3) the Company will not be entitled to $412,500 (relating to the working capital reconciliation), (4) the Company will issue 250,000 shares of common stock to DGFC and (5) the parties will enter into full mutual releases and will dismiss their respective claims with prejudice.  In connection with the settlement, the Company has indemnified a related party against possible losses related to the stock issuance.  As of June 30, 2010 the Company has accrued approximately $1.0 million of estimated future legal, vault removal and other costs associated with the settlement.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings except as described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of the fiscal year ended June 30, 2010.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the NASDAQ Global Market under the symbol PTSX. The following table sets forth, the high and low closing price per share for the Common Stock for each quarter of the fiscal years ended June 30, 2009 and 2010.

	Common Stock
	Low	High
Year Ended June 30, 2009
First Quarter	$1.39	$1.74
Second Quarter	$1.10	$1.63
Third Quarter	$1.12	$1.38
Fourth Quarter	$1.16	$1.45

Year Ended June 30, 2010
First Quarter	$1.16	$1.55
Second Quarter	$1.05	$1.53
Third Quarter	$1.24	$1.54
Fourth Quarter	$1.54	$2.29

On August 31, 2010, the closing sale price of the Common Stock as reported on the NASDAQ Global Market $1.25 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following data, insofar as they relate to each of the calendar years 2005 to 2006, and the fiscal years ended June 30, 2007 to 2010 have been derived from the Company’s annual financial statements.  This information should be read in conjunction with the Financial Statements and Notes thereto (particularly Note 1 with respect to the Spin-off of the Company from Old Point.360 on August 14, 2007) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.  All amounts are shown in thousands, except per share data.

	Year Ended December 31,		Six Months Ended June 30,		Year Ended June 30,
Statement of Operations Data	2005	2006	2006	2007	2007	2008	2009	2010
			(unaudited)		(unaudited)

Revenues	$43,059	$43,533	$21,692	$20,850	$42,691	$45,150	$45,619	$39,735

Cost of services sold	(29,472)	(29,976)	(14,948)	(15,760)	(30,788)	(31,156)	(31,023)	(28,461)

Gross profit	13,587	13,557	6,744	5,090	11,903	13,994	14,596	11,274

Selling, general and administrative expense	(14,972)	(13,554)	(6,995)	(7,071)	(13,631)	(14,611)	(16,500)	(15,981)

Research and development costs	-	-	-	-	-	-	-	(1,115)

Restructuring costs	-	-	-	-	-	(513)	-	(745)

Impairment charges	-	-	-	-	-	-	(9,961)	-

Operating income (loss)	(1,385)	3	(251)	(1,981)	(1,728)	(1,130)	(11,865)	(6,567)

Interest expense, net	(1,280)	(659)	(448)	(263)	(473)	(205)	(628)	(927)

Other income	-	-	-	-	-	100	396	537

(Provision for) benefit from income tax	1,045	342	280	607	668	292	(363)	-

Net (loss)	$(1,620)	$(314)	$(419)	$(1,637)	$(1,533)	$(943)	$(12,460)	$(6,957)

Pro forma (loss) per share		$(0.03)	$(0.04)	$(0.16)	$(0.15)	$(0.09)	$(1.20)	$(0.67)

Pro forma weighted average common share outstanding		10,554	10,554	10,554	10,554	10,554	10,358	10,405

	Year Ended December 31,						Year Ended June 30,
Other Data	2005		2006		2007		2008	2009		2010

Capital expenditures	$2 ,317		$2,064		$839		$1,925	$16,586	(3)	$2,189

Selected Balance Sheet Data

Cash and cash equivalents	$595		$—		$7,302		$13,056	$5,235		$249

Working capital (deficit)	(234)		1,325		9,814		16,497	10,048		2,445

Property and equipment, net	26,474		12,850	(1)	11,330		8,667	20,417		20,157

Total assets	47,229		33,482	(1)	38,103		42,358	37,394		31,144

Due to parent company	17,416		5,690	(1)	5,871		-	-		-

Invested or shareholders’ equity	19,757	(2)	17,424	(2)	24,035	(2)	30,800	18,009		11,830

(1)
On March 29, 2006, Old Point.360 sold and leased back its Media Center facility. Proceeds were used to repay debt. See Note 4 of the notes to consolidated financial statements included elsewhere herein.

(2)	Represents Old Point.360’s invested equity in the Company.

(3)	Includes $12,939,000 for the purchase of real estate

In presenting the financial data above in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Critical Accounting Policies” included elsewhere herein for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Between July 1, 2008 and June 30, 2010, Point.360 completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 3 to our consolidated financial statements for a discussion of the acquisitions.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results, seasonality and control by management. See the relevant portions of  the Company's documents filed with the Securities and Exchange Commission and Risk Factors in Item 1A of this Form 10-K, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

Overview

Point.360 is one of the largest providers of video and film asset management services to owners, producers and distributors of entertainment content.  We provide the services necessary to edit, master, reformat and archive our clients’ film and video content, including television programming, feature films and movie trailers using electronic and physical means. Clients include major motion picture studios and independent producers.  The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

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

The market for our services is primarily dependent on our customers’ desire and ability to monetize their entertainment content.  The major studios derive revenues from re-releases and/or syndication of motion pictures and television content.  While the size of this market is not quantifiable, we believe studios will continue to repurpose library content to augment uncertain revenues from new releases.  The current uncertain economic environment has negatively impacted the ability and willingness of independent producers to create new content.

The demand for entertainment content should continue to expand through web-based applications.  We believe long and short form content will be sought by users of personal computers, hand-held devices and home entertainment technology.  Additionally, changing formats from standard definition, to high definition, to Blu-Ray and perhaps to 3D will continue to give us the opportunity to provide new services with respect to library content.  We also believe that a potentially large consumer market exists for the rental of DVDs and video games, which market is being abandoned by “big box” DVD rental stores.

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs.  Labor, facility and depreciation expenses constitute approximately 57% of our revenues.  Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We continue to look for opportunities to solidify and expand our businesses.  During the fiscal year ending June 30, 2010, we have completed the following:

•	We consolidated our former Hollywood Facility into other Company locations upon the expiration of the Hollywood building lease.

•	We purchased assets and intellectual property in conjunction with a research and development project to create three “proof-of-concept” Movie>Q stores.

•	We developed the Movie>Q automated inventory system.

•	We closed down our New York facility due to continuing economic uncertainty in that market.

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and adding to our service offering.  Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships.  Also, growth can be achieved by acquiring similar businesses (for example, the acquisitions of IVC in July 2004, Eden FX in March 2007 and others) that can increase revenues by adding new customers, or expanding current services to existing customers. Additionally, we are looking to capitalize on the Movie>Q retail opportunity.

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

In conjunction with the merger of Old Point.360 into DG FastChannel, we changed our fiscal year end from December 31 to June 30, a date closer to the transaction. The following table sets forth the amount and percentage relationship to revenues of certain items included within our Consolidated Statements of Operations for the twelve month periods ended June 30, 2008, 2009 and 2010. The commentary below is based on these financial statements (in thousands).

	Twelve Months Ended June 30,
	2008		2009		2010
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$45,150	100.0	$45,619	100.0	$39,735	100.0
Costs of services sold	(31,156)	(69.0)	(31,023)	(68.0)	(28,461)	(71.6)
Gross profit	13,994	31.0	14,596	32.0	11,274	28.4
Selling, general and administrative expense	(14,491)	(32.1)	(16,500)	(36.2)	(15,981)	(40.2)
Research and development costs	-	-	-	-	(1,115)	(2.8)
Restructuring costs	(513)	(1.1)	-	-	(745)	(1.9)
Impairment charges	-	-	(9,961)	(21.8)	-	-
Allocation of Old Point.360 corporate expenses	(120)	(0.3)	-	-	-	-
Operating (loss)	(1,130)	(2.5)	(11,865)	(26.0)	(6,567)	(16.5)
Interest expense, net	(205)	(0.2)	(628)	(1.3)	(927)	(2.3)
Other income	100	-	396	0.8	537	1.3
Benefit from income taxes	292	0.6	(363)	(0.8)	-	-
Net (loss)	$(943)	(2.1)	$(12,460)	(27.3)	$(6,957)	(17.5)

Twelve Months Ended June 30, 2010 Compared to Twelve Months Ended June 30, 2009

Revenues.  Revenues were $39.7 million for the year ended June 30, 2010, compared to $45.6 million for the year ended June 30, 2009.  Revenues from major studio and other customers declined approximately $2.4 million due to reduced ordering of our services resulting from current difficult financial conditions.  Additionally, $3.1 million of the decline in revenues for fiscal 2010 were due to the move of the operations of one of our Hollywood facilities (“Highland”) to other Company locations as we renovate the Vine Property.   We expect the negative effect on revenues to continue as we further consolidate post production facilities to maximize space utilization and reduce overhead.  As of June 30, 2010, we decided to close down our New York facility which generated $1.1 million of revenue in fiscal 2010.   Although physical moves may adversely affect revenues in the short term, we will continue to search for operating efficiencies to increase income.  We expect revenues from our vaulting activities to decline approximately $0.9 million in fiscal 2011 due to removal of content by one major customer.  We are continuing to invest in high definition and digital capabilities where demand is expected to grow. We believe our high definition and digital service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the year ended June 30, 2010 total costs of services were 71.6% of sales compared to 68.0% in the prior year.   Our Hollywood operational costs were reduced by $2.0 million due to the move, offset by an increase in costs associated with the addition of our New York space in April 2009 (approximately $1.4 million).  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In 2010, gross margin was 28.4% of sales, compared to 32.0% for the same period last year. The decrease in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $16.0 million (40.2% of sales) in 2010 as compared to $16.5 million (36.2% of sales) in 2009.  In the fiscal 2010 period, the Company incurred $2.2 million of expenses associated with the prosecution, defense and settlement of legal actions.  In fiscal 2009, the Company incurred approximately $0.4 million of costs associated with documentation of its internal control processes in anticipation of performing its first management assessment of internal controls for the fiscal year ended June 30, 2009.  The Company also spent approximately $0.3 million in consulting fees to improve its information technology infrastructure and $0.4 million associated with the shutdown of the Highland Facility.   Excluding these costs, SG&A expenses for the years ended June 30, 2010 and 2009 were $13.8 million, or 34.7% of sales and $15.5 million or 34.0% of sales, respectively.

Research and Development Expense.  During the year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The Movie>Q stores will contain 10,000-15,000 DVDs for rent or sale via a software-controlled automated inventory management system  contained in 1,200 to 1,600 square feet of retail space for each store.  Expenses associated with R&D activities were $1.1 million for the year ended June 30, 2010.

Restructuring Costs.   As of June 30, 2010, we decided to close our New York facility due to effects of the general economic slowdown.  The costs of terminating the lease, moving equipment to other Company locations and closing the facility (approximately $0.7 million) were treated as restructuring costs.

Impairment Charge.  As part of the Company’s annual assessment of goodwill impairment required by the Accounting Standards Codification at June 30, 2009, the Company determined that goodwill was fully impaired, and recorded an impairment charge of $10 million.

Operating Income (Loss). Operating loss was $6.6 million in 2010 compared to $11.9 million in 2009.  Unusual SG&A, restructuring and impairment costs and R&D expenses contributed $4.0 and $11.0 million to the 2010 and 2009 losses, respectively.

Interest Expense.   Net interest expense for 2010 was $0.9 million, an increase of $0.3 million from 2009. The increase was due to a mortgage related to real estate purchased in June 2009.

Other Income. Other income represents principally sublease income and gain on sale of fixed assets.

Net Income (Loss). Net loss for 2010 was $7.0 million compared to $12.5 million in 2009

Twelve Months Ended June 30, 2009 Compared to Twelve Months Ended June 30, 2008

Revenues.  Revenues were $45.6 million for the year ended June 30, 2009, compared to $45.2 million for the year ended June 30, 2008.  We expect revenues to come under some downward pressure in the future if major studios reduce output due to current difficult financial conditions and other competitors reduce prices to compete for our business.  Additionally, revenues for the last quarter of fiscal 2009 were lower than prior quarters by approximately $0.4 million due to the move of the operations to one of our Hollywood facilities (“Highland”) to two of our other locations.

Cost of Services.   Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the year ended June 30, 2009, total costs of services were 68.0% of sales compared to 69.0% in the prior year.  Depreciation costs were consistent between periods.  Wages and benefits declined $241,000 due to personnel reductions following the August 2007 divestiture of the ADS Business, offset by increases with the addition of personnel with the purchases of Video Box Studios and MI Post.  Personnel costs will be reduced during the first half of fiscal 2010 due to layoffs associated with relocation of the Highland operation.  Facility expenses declined $335,000 due to elimination of rent for one of our Burbank facilities which we purchased in July 2008.  Offsetting the reductions was an increase in the cost of outsourced work of $253,000 due to unusually fast turnaround requirements for several projects (we occasionally farm out certain tasks for which we have insufficient production capacity).  While outsourcing generally involves lower margins, it allows us to better meet infrequent unusually fast delivery time requirements of our clients.

Gross Profit.  In 2009, gross margin was 32.0% of sales, compared to 31.0% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  Gross margins fluctuate as the sales mix changes.

Selling, General and Administrative Expense.   SG&A expense was $16.5 million (36.2% of sales) in 2009 as compared to $14.5 million (32.1% of sales) in 2008.  During 2009, the Company incurred approximately $0.4 million of costs associated with documentation of its internal control processes in anticipation of performing its first management assessment of internal controls for the fiscal year ended June 30, 2009.  Additionally, the Company spent approximately $279,000 in consulting fees to improve its information technology infrastructure.  Moving and other costs associated with the move of the Highland operation were approximately $357,000. Excluding these costs, SG&A expenses for 2009 were $15.5 million, or 34.0% of sales.

Restructuring Costs.   In the fiscal year ended June 30, 2008, in conjunction with the completion of the Merger and Spin-off transactions, we decided to close down one of our post production facilities.  Future costs associated with the facility lease and certain severance payments were treated as restructuring costs.

Impairment Charge.  As part of the Company’s annual assessment of goodwill impairment, at June 30 2009, the Company determined that goodwill was fully impaired, and recorded an impairment charge of $10 million.

Operating Income (Loss).   Operating loss was $11.9 million in 2009 compared to a loss of $1.1 million in 2008.  Unusual SG&A and restructuring costs and the impairment charge contributed $11.0 and $0.5 million to the  2009 and 2008 losses, respectively.

Interest Expense.  Net interest expense for 2009 was $0.6 million, an increase of $0.4 million from 2008. The increase was due to a mortgage related to real estate purchased in July 2008.

Other Income.  During the 2009 period, the Company realized $0.2 million of income from the sale of equipment, and $0.2 million of sublease income.

Net Income (Loss).  Net loss for 2009 was $12.5 million compared to a loss of $0.9 million in 2008.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-K.

On December 30, 2005, Old Point.360 entered into a $10 million term loan agreement. The term loan provides for interest at LIBOR (0.75% at June 30, 2010) plus 3.15% (3.90% on that date) and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.  On March 30, 2007, Old Point.360 entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan is being repaid in 45 equal monthly installments of principal and interest.  Both loans are scheduled to be repaid fully by December 31, 2010.

In March 2006, Old Point.360 entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for $13,946,000 resulting in a $1.3 million after tax gain. Additionally, Old Point.360 received $500,000 from the purchaser for improvements.  In accordance with the Accounting Standards Codification (ASC) 840 “Accounting For Leases”, the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent.

In July 2008, the Company entered into a Promissory Note with a bank (the “Note”) in order to purchase land and a building that has been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the Note, the company borrowed $6,000,000 payable in monthly installments of principal and interest on a fully amortized basis over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (4.35% as of June 30, 2010).

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

In August 2009, the Company entered into a credit agreement which provided up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined. The agreement provided for interest of either (i) prime (3.25% at June 30, 2010) minus .5% - to plus .5% or (ii) LIBOR plus 2.0% - 3.00% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.75%, respectively, at June 30, 2010.  The facility is secured by the Company’s accounts receivable and inventory.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of June 30, 2010, the leverage ratio was 1.79 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.23 as compared to a minimum requirement of 1.10.  As of June 30, 2010, the Company was not in compliance with the fixed charge ratio and received forbearance from the bank. The forbearance period extends to September 30, 2010, during which time the amount available under the credit agreement will be limited to the $0.5 million standby letter of credit related to building lease. As of September 30, 2010, the revolving credit agreement will terminate, and the Company must either replace or fully collateralize the letter of credit.  Thereafter, no amounts will be available under the revolving credit agreement. No other amounts were outstanding under the credit agreement on June 30, 2010.  In August 2010, the letter of credit was drawn down by the holder.  The Company must pay the $500,000 or obtain a replacement standby letter of credit by September 30, 2010.

The following table summarizes the June 30, 2010 amounts outstanding under our revolving line of credit, and term (including capital lease obligations) and mortgage loans:

Revolving credit	$-

Current portion of term loan and mortgages	1,197,000
Long-term portion of term loan and mortgages	9,646,000

Total	$10,843,000

We expect that availability of bank or institutional credit from new sources and cash generated from operations will be sufficient to fund debt service, operating needs, and about $1.5 - $2.0 million of capital expenditures for the next twelve months.

The Company’s cash balance decreased from $5,235,000 on July 1, 2009 to $249,000 at June 30, 2010, due to the following:

Balance July 1, 2009	$5,235,000
Capital expenditures for equipment	(2,189,000)
Acquisitions	(650,000)
Debt principal and interest payments	(3,024,000)
Research and development costs	(1,115,000)
Changes in other assets and liabilities	1,992,000
Balance June 30, 2010	$249,000

Cash generated by operating activities is directly dependent upon sales levels and gross margins achieved. We generally receive payments from customers in 60-90 days after services are performed. The larger payroll component of cost of sales must be paid currently.  Payment terms of other liabilities vary by vendor and type. Income taxes must be paid quarterly. Fluctuations in sales levels will generally affect cash flow negatively or positively in early periods of growth or contraction, respectively, because of operating cash receipt/payment timing.  Other investing and financing cash flows also affect cash availability.

In fiscal 2010, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent.  Sales outstanding in accounts receivable have increased from approximately 61 days to 71 days within the last 12 months, indicating major studios may delay payments in response to the general economic slowdown.  However, we do not expect days sales outstanding to materially fluctuate in the future.

As of June 30, 2010, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $489,000 per year.

In March 2009, the lease on one of our facilities in Hollywood, CA (“Highland”) expired and the Company became a holdover tenant.  The landlord issued a Notice to Quit which required us to move out of the facility.  The Highland operations have been temporarily housed at other Company facilities.

The Company purchased the Vine Property in June 2009.  The purchase price of the Vine Property was $4.75 million, $1.2 million of which was paid in cash with the balance being financed by the seller over ten years, interest only at 7% for the entire term, with the principal amount being due at the end of the term.  Building renovations will cost about $1.5 million.  After renovation, we expect to move our Eden FX and Highland operations into the Vine Property in 2011.

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

The mortgage payments are approximately $738,000 per year.  We believe our current cash position and a difficult economy may provide us with the opportunity to invest in facility assets that will not only help fix our operating costs, but give us the potential to own appreciating real estate assets.  We will continue to evaluate opportunities to reduce facility costs.

The following table summarizes contractual obligations as of June 30, 2010 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$10,421,000	$1,038,000	$148,000	$189,000	$9,046,000
Long Term Debt Interest Obligations (1)	9,369,000	685,000	1,328,000	1,233,000	6,123,000
Capital Lease Obligations	422,000	159,000	263,000	-	-
Capital Lease Interest Obligations	39,000	24,000	15,000	-	-
Operating Lease Obligations	18,943,000	3,169,000	3,979,000	3,115,000	8,680,000
Total	$39,194,000	$5,075,000	$5,733,000	$4,537,000	$23,849,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described in the Notes to Consolidated Financial Statements in this Form 10-K, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations.  The Company has initially issued stock (valued at $500,000) and cash for assets and intellectual property, and has spent $3.7 million in Fiscal 2010 to test the concept.  We expect to spend an additional $1.5 to $2.0 million in Fiscal 2011 to finalize a five-store proof-of-concept.

During the past year, the Company has generated sufficient cash to meet operating, capital expenditure and debt service needs and most of its other obligations.  The Company also received in July 2010, a refund of $1.5 million in federal income taxes for the tax year 2006.  When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria.  In our opinion, the Company will continue to be able to fund its needs for the foreseeable future.

We will continue to consider the acquisition of businesses which compliment our current operations and possible real estate transactions.  Consummation of any acquisition, real estate or other expansion transaction by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loans.  In the current economic climate, additional financing may not be available.  Currently, we do not have a bank line of credit but believe similar financing is available.   Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

In some instances, a client will request that we store (or “vault”) an element for a period ranging from a day to indefinitely.  The Company attempts to bill customers a nominal amount for storage, but some customers, especially major movie studios, will not pay for this service.  In the latter instance, storage is an accommodation to foster additional business with respect to the related element.  It is impossible to estimate (i) the length of time we may house the element, or (ii) the amount of additional services we may be called upon to perform on an element.   Because these variables are not reasonably estimable and revenues from vaulting are not material, we do not treat vaulting as a separate deliverable in those instances in which the customer does not pay.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $20.2 million as of June 30, 2010.

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

 At June 30, 2010, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The net deferred tax assets as of June 30, 2010 were $0.0 million.

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

On July 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the financial statements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events.  As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures.  This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   The Company had borrowings of $10.8 million on June 30, 2010 under term loan and mortgage agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the fiscal 2010 was 6.7%.  For variable rate debt outstanding at June 30, 2010, a .25% increase in interest rates will increase annual interest expense by approximately $1,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus .5% to plus .5% or LIBOR plus 2.0% to 3.0% and LIBOR plus 3.15% for the variable rate term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Point.360
Burbank, California

We have audited the accompanying consolidated balance sheets of Point.360 (formerly New 360) and its subsidiaries (collectively the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, invested and shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule of Point.360 listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point.360 and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of Point.360 and subsidiaries’ internal control over financial reporting as of June 30, 2010, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

SingerLewak LLP (signed)

Los Angeles, California
September 24, 2010

Point.360
Consolidated Balance Sheets
(in thousands)

	June 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$5,235	$249
Accounts receivable, net of allowances for doubtful accounts of $537 and $393, respectively	8,347	7,581
Inventories, net	401	548
Prepaid expenses and other current assets	524	437
Prepaid income taxes	1,877	1,565
Total current assets	16,384	10,380

Property and equipment, net	20,417	20,157
Other assets, net	593	607
Total assets	$37,394	$31,144

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,930	$1,038
Current portion of capital lease obligations	156	159
Accounts payable	1,708	2,828
Accrued wages and benefits	1,438	1,432
Other accrued expenses	1,220	2,300
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	6,630	7,935

Notes payable, less current portion	10,423	9,383
Capital lease obligations, less current portion	421	263
Deferred gain on sale of real estate, less current portion	1,911	1,733

Total long-term liabilities	12,755	11,379

Total liabilities	19,385	19,314

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,148,700 and 10,513,166 shares issued and outstanding on June 30, 2009 and 2010, respectively	21,025	21,542
Additional paid-in capital	9,547	9,808
Retained (deficit)	(12,563)	(19,520)
Total shareholders’ equity	18,009	11,830

Total liabilities and shareholders’ equity	$37,394	$31,144

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended June 30,
	2008	2009	2010

Revenues	$45,150	$45,619	$39,735
Cost of services sold	(31,156)	(31,023)	(28,461)

Gross profit	13,994	14,596	11,274

Selling, general and administrative expense	(14,491)	(16,500)	(15,981)
Allocation of Point.360 corporate expenses (Note 1)	(120)	-	-
Research and development expense	-	-	(1,115)
Impairment charges	-	(9,961)	-
Restructuring costs	(513)	-	(745)

Operating income (loss)	(1,130)	(11,865)	(6,567)

Interest expense	(553)	(675)	(937)
Interest income	348	47	10
Other income (expense)	100	396	537

Loss before income taxes	(1,235)	(12,097)	(6,957)

(Provision for) benefit from income taxes	292	(363)	-

Net loss	$(943)	$(12,460)	$(6,957)

Pro forma basic and diluted (loss) per share	$(0.09)

Pro forma weighted average number of shares	10,554

Basic and diluted (loss) per share		$(1.20)	$(0.67)

Weighted average number of shares		10,358	10,405

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Invested and Shareholders’ Equity
(in thousands)

	Invested	Common Stock			Paid-in	Retained	Shareholders’
	Equity	Shares	Dollars		Capital	Earnings	Equity

Balance on June 30, 2007	$24,035		$		$	$	$

Net (loss)	-	-		-	-	(841)	(841)

Balance on August 13, 2007	24,035	-		-	-	(841)	23,194

Formation of New 360	(24,035)	10,554		21,080	2,114	841	-

Recognition of New 360 book/tax differences	-	-		503	-	-	503

Payments by DGFC, net of transaction expenses	-	-			7,131	-	7,131

Additional transaction expenses	-	-			(2)	-	(2)

Share based compensation expense	-	-			77	-	77

Net (loss)	-	-		-	-	(103)	(103)

Balance on June 30, 2008	$-	10,554		$21,583	$9,320	$(103)	$30,800

Purchases of common stock		(405)		(558)	-	-	(558)

Share based compensation expense					227		227

Net (loss)	-	-		-	-	(12,460)	(12,460)

Balance on June 30, 2009	$-	10,149		$21,025	$9,547	$(12,563)	$18,009

Acquisition of assets	-	342		500	-	-	500

Share issuance	-	10		-	-	-	-

Exercise of stock options	-	12		17	-	-	17

Share based compensation expense					261		261

Net (loss)	-	-		-	-	(6,957)	(6,957)

Balance on June 30, 2010	$-	10,513		$21,542	$9,808	$ __ (19,520)	$11,830

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2008	2009	2010

Cash flows from operating activities:
Net loss	$(943)	$(12,460)	$(6,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain)/Loss on sale of fixed assets	(119)	(152)	(234)
Impairment loss	48	9,842	-
Depreciation and amortization	4,700	4,964	3,598
Amortization of deferred gain on real estate	(178)	(178)	(178)
Provision for (recovery of) doubtful accounts	51	(4)	(144)
Stock compensation expense	-	227	261
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(769)	(1,372)	911
(Increase) decrease in inventories	53	100	(147)
(Increase) decrease in prepaid expenses and other current assets	295	(587)	87
(Increase) decrease in prepaid income taxes	94	(436)	312
(Increase) decrease in other assets	(305)	674	(14)
(Decrease) increase in accounts payable	(780)	(8)	1,120
Increase (decrease) in accrued wages and benefits	(107)	(671)	(6)
Increase (decrease) in other accrued expenses	90	404	1,080
(Increase) decrease in deferred tax asset	(936)	700	-
Net cash and cash equivalents provided by (used in) operating activities	1,194	1,043	(311)

Cash flows from investing activities:
Capital expenditures	(1,925)	(16,586)	(2,189)
Proceeds from sale of equipment or real estate	-	-	234
Investments in acquisitions	-	-	(650)
Net cash and cash equivalents provided by (used in) investing activities	(1,925)	(16,586)	(2,605)

Cash flows from financing activities:
Repurchase of common stock	-	(557)	-
Exercise of stock options	-	-	17
(Increase) decrease in invested equity	7,707	-	-
(Repayment) proceeds from of notes payable	(1,217)	7,702	(1,930)
(Repayment) proceeds from of capital lease obligations	(5)	577	(157)
Net cash (used in) provided by financing activities	6,485	7,722	(2,070)

Net increase (decrease) in cash and cash equivalents	5,754	(7,821)	(4,986)
Cash and cash equivalents at beginning of year	7,302	13,056	5,235
Cash and cash equivalents at end of year	$13,056	$5,235	$249

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The Company provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content.  The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers.  The Company’s interconnected facilities provide service coverage to all major U.S. media centers.  The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

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

The accompanying Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s two subsidiaries, International Video Conversions, Inc. (“IVC”) and DVDs On The Run, Inc.  The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company’s consolidated statements of operations, balance sheet and cash flows may not be indicative of its future performance and do not necessarily reflect what the consolidated statements of operations, balance sheet and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution form Old Point.360.

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

Invested equity at June 30, 2007 reflects the application of estimating techniques described above on those dates. Changes in invested equity from year to year are due to the income or loss of the Company and the net effect of the changes in balance sheet accounts determined by such estimating techniques.

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

Business Description

The Company provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content.  The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios, advertising agencies and corporations.  The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

The Company operates in a single business segment from six post production and three Movie>Q locations.  Each post production location is electronically tied to the others and serves the same customer base.  Depending on the location size, the production equipment consists of tape duplication, feature movie and commercial ad editing, encoding, standards conversion, and other machinery.  Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements.  While all locations are not exactly the same, an order received at one location may be fulfilled at one or more “sister” facilities to use resources in the most efficient manner.

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

In fiscal 2010, the Company purchased assets and intellectual property for a research and development project to address the viability of the DVD and video game rental business being abandoned by the closure of Movie Gallery/Hollywood Video and Blockbuster stores.  The DVD rental market consists principally of online services (Netflix), vending machines (Redbox) and large video stores.

As of June 30, 2010, the Company had opened three Movie>Q “proof-of-concept” stores in Southern California.  The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q offers 10,000-15,000 unit selections to a customer at competitive rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the proof-of-concept, the Company may seek to rapidly expand the number of Movie>Q stores while further streamlining the design and production of the AIM system.  Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

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

The Company does not have the systems to adequately segregate revenues for each product and service as orders can be for multiple services performed at several facilities.  Providing information contemplated by the Accounting Standards Codification is impracticable.

Certain jobs specify that many discrete tasks must be performed which require up to four months to complete.  In such cases, we use the proportional performance method for recognizing revenue.  Under the proportional performance method, revenue is recognized based on the value of each stand-alone service completed.

In some instances, a client will request that we store (or “vault”) an element for a period ranging from a day to indefinitely.  The Company attempts to bill customers a nominal amount for storage, but some customers, especially major movie studios, will not pay for this service.  In the latter instance, storage is an accommodation to foster additional business with respect to the related element.  It is impossible to estimate (i) the length of time we may house the element, or (ii) the amount of additional services we may be called upon to perform on an element.   Because these variables are not reasonably estimable and revenues from vaulting are not material, we do not treat vaulting as a separate deliverable in those instances in which the customer does not pay.

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

Allowance for doubtful accounts

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

Valuation of long-lived and intangible assets

Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of the Company’s total assets. Long-lived assets, including fixed assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

When we determine that the carrying value of  intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the income statement, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $20.2 million as of June 30, 2010.  No impairment was recorded during fiscal 2010.

Research and Development

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

 Accounting for Income Taxes

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

At June 30, 2010, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The net deferred tax assets as of June 30, 2009 and June 30, 2010 were $0.0 million and $0.0 million, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period.  Our five largest studio customers represented 53%, 47% and 69% of accounts receivable at June 30, 2008, 2009 and 2010 respectively.  Twentieth Century Fox (and affiliates) accounted for 27%, 22% and 23% of accounts receivable in the years ended June 30, 2008, 2009, and 2010, respectively.  Deluxe Media accounted for 4%, 12%, and 35% of accounts receivable in the years ended June 30, 2008, 2009, and 2010, respectively.  The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 52%, 48% and 58% of net sales for the years ended June 30, 2008, 2009 and 2010, respectively.  Twentieth Century Fox (and affiliates) accounted for 26%, 21%, and 23% of sales in the years ended June 30, 2008, 2009 and 2010, respectively.  Deluxe Media accounted for 2%, 5%, and 14% of sales in the years ended June 30, 2008, 2009 and 2010, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, DVD’s, and games, and are stated at the lower of cost or market.  Cost is determined using the average cost method.

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

Goodwill

Prior to the January 1, 2002 implementation of Accounting Standards Codification (“ASC”) No. 350, “Goodwill and Other Intangible Assets” (“ASC 350”), goodwill was amortized on a straight-line basis over 5 - 20 years.  Since that date, goodwill has been subject to periodic impairment tests in accordance with ASC 350.

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

Cash, the only Level 1 input applicable to the Company (there are no Level 2 or 3 inputs), is stated on the Consolidated Balance Sheet at fair value.

As of June 30, 2010 and June 30, 2009, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Pro Forma Earnings (Loss) Per Share

Old Point.360 has historically followed ASC 260, “Earnings per Share” (“ASC 260”), and related interpretations for reporting earnings per share.  ASC 260 requires dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period.  Diluted EPS reflects the potential dilution that could occur if a company had a stock option plan and stock options were exercised using the treasury stock method. While the Company is subject to ASC 260, pro forma earnings per share in the accompanying Consolidated Statements of Operations for periods prior to the separation have been calculated based on the actual number of the Company’s shares outstanding upon separation.

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Year Ended June 30,
	2008	2009	2010
Weighted average number of common shares outstanding used in computation of basic EPS	10,554	10,358	10,405
Dilutive effect of outstanding stock options	-	-	-
Weighted average number of common and potential common shares outstanding used in computation of Diluted EPS	10,554	10,358	10,405
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	-	13	97

The number of anti-dilutive shares were 0, 279,050 and 639,475 as of June 30, 2008, 2009 and 2010, respectively.

Supplemental Cash Flow Information

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended June 30,
	2008	2009	2010
Cash payments for income taxes (net of refunds)	$15	$97	$(312)
Cash payments for interest	$435	$603	$816
Fixed assets purchased for stock	$-	$-	$500

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

On June 30, 2009, the Company adopted updates issued by the FASB to account for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements.

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

On September 30, 2008, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the financial statements.

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

On July 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the financial statements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events.  As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures.  This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.

3.  ACQUISITIONS:

On September 29, 2009, the Company acquired the assets of Kiosk Concepts, a general partnership for a purchase price of approximately $500,000 through the issuance of 342,466 shares of its common stock. The purchase price included $0.3 million of property and equipment and $0.2 million of deposits acquired. Substantially all of the assets purchased were new and had not been placed in service as of the acquisition date.  No liabilities were assumed.  The acquisition will enable to the Company to expand its service offerings by using the assets to develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores will contain  10,000-15,000 DVDs for rent or sale via software-controlled automated dispensers contained approximately 1,200 to 1,600 square feet of retail space for each store.

The Company has spent $3.7 million as of June 30, 2010 to create three “proof of concept” locations.  The Company expects to seek expansion capital to increase the number of stores depending on the success of the “test” stores.  The new stores will provide consumers with an alternative to renting or acquiring DVDs from big box stores (e.g., Blockbuster), on-line vendors (e.g., Netflix), and stand-alone kiosks (e.g., Redbox).

In a separate transaction, on November 15, 2009, the Company purchased the stock of DVDs On the Run, Inc. (“DOR”) for $650,000 ($200,000 paid at closing and $450,000 placed in escrow pending completion of certain services).  The assets of DOR consisted of intellectual property (“IP”) related to mechanical receipt, storage and dispensing of DVDs.  The purchased IP will be modified pursuant to a related Services Agreement.  The software and certain physical mechanical design goals were achieved in June 2010, and the seller received the $450,000 placed in escrow on the transaction date.  The enhanced software and mechanical designs are intended to form the backbone of the automated store DVD system.  The entire $650,000 purchase price of DOR stock was assigned to IP, the estimated fair value.

These acquisitions were accounted for as business combinations. On the date of acquisition, the transaction was not material to the Company’s financial position.  Accordingly, pro forma financial amounts are not presented.  The allocation of the purchase price to the tangible assets acquired is based on the replacement cost and estimates from management to calculate fair value.

During the year ended June 30, 2010, the Company incurred $1,115,000 of costs associated with the acquisitions of Kiosk Concepts and DOR, consisting of transaction expenses ($55,000 in the twelve-month period) and project consulting costs ($1,060,000) associated with the automated stores.  These expenses are reflected as research and development expenses in the Consolidated Statements of Operations.

Point.360 has operated in a single post production business segment due to the combination of facility assets, sales forces and the integration of branding and communications efforts. The operations of Movie>Q as of June 30, 2010 were not material to the financial statements taken as a whole.

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

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000 and increasing annually there after based on the consumer price index change from year to year.

Property and equipment consist of the following:

	June 30,

	2009	2010

Land	$3,866,000	$3,985,000
Building	9,152,000	9,239,000
Machinery and equipment	35,887,000	36,023,000
Leasehold improvements	6,383,000	6,716,000
Computer equipment	6,398,000	7,206,000
Equipment under capital lease	770,000	671,000
Office equipment, CIP	448,000	1,716,000
Less accumulated depreciation and amortization	(42,487,000)	(45,399,000)
Property and equipment, net	$20,417,000	$20,157,000

Depreciation is expensed over the estimated lives of buildings (39 years), machinery and equipment (7 years), computer equipment (5 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $4,700,000, $4,964,000 and $3,598,000 for the years ended June 30, 2008, 2009 and 2010, respectively.  Machinery and equipment includes leased property under capital leases with a cost of $770,000 (with a net book value of $488,000) and $671,000 (with a net book value of $213,000) as of June 30, 2009 and 2010, respectively.

5.  401(K) PLAN:

The Company has a 401(K) plan, which covers substantially all employees.  Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested.  The Company matches one-fourth of the first 4% contributed by the employee.  Contributions to the plan related to employees of the Company were, $96,000, $99,000 and $94,000 in the years ended June 30, 2008, 2009 and 2010, respectively.

6.  LONG TERM DEBT AND NOTES PAYABLE:

In August 2009 the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at June 30, 2010)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.75%, respectively, on June 30, 2010.  The facility is secured by all of the Company’s accounts receivable and inventory. As of June 30, 2010, the Company had secured a $500,000 standby letter of credit related to a building lease which reduces the amount available under the credit agreement. No other amounts were outstanding under the credit agreement.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of June 30, 2010, the leverage ratio was 1.79 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.23 as compared to a minimum requirement of 1.10.  As of June 30, 2010, the Company was not in compliance with the fixed charge ratio and received a forbearance from the bank.  The forbearance period extends to September 30, 2010, during which time the amount available under the credit agreement will be limited to the $0.5 million letter of credit.  In August 2010, the letter of credit was drawn down by the holder.  The Company must pay $500,000 or obtain a replacement standby letter of credit by September 30, 2010.

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

On December 30, 2005, the Company entered into a $10 million term loan agreement.  The term loan provides for interest at LIBOR (0.75% as of June 30, 2010) plus 3.15%, or 3.90% on that date, and is secured by equipment.  The term loan will be repaid in 60 equal monthly principal payments plus interest.  In March 2006, $4 million of the term loan was prepaid.  Monthly principal payments were subsequently reduced pro rata.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement.  The Loan provides for interest at 8.35% per annum and is secured by equipment.  The loan will be repaid in 45 equal monthly installments of principal and interest.  The term loans are scheduled to be repaid completely by December 31, 2010.

Annual maturities for debt under term note and mortgage obligations as of June 30, 2010 are as follows:

2011	$1,197,000
2012	241,000
2013	170,000
2014	90,000
2015	99,000
Thereafter	9,046,000
$10,843,000

7. INCOME TAXES:

The Accounting Standards Codification provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company reviewed its tax documentation for the periods through June 30, 2010 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through June 30, 2010.  Based on Company’s review of its tax positions as of June 30, 2009 and June 30, 2010, no new uncertain tax positions have been determined; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of June 30, 2010, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the year ended June 30, 2010 because future realizability of such benefit was not considered to be more likely than not.  At June 30, 2010, the Company had a gross deferred tax asset of $7.6 million, and a corresponding valuation allowance of $7.6 million.

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

During fiscal 2010, the Company received a federal tax refund of approximately $0.4 million related to refunds due for tax year 2005.  In July 2010, the Company received a refund of $1.5 million related to tax year 2006.

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the years ended June 30, 2008, 2009 and 2010 consists of the following (in thousands):

	Year Ended June 30,
	2008	2009	2010
Current tax (benefit) expense:
Federal	$28	$(283)	$-
State	95	(55)	-

Total current	123	(338)	-

Deferred tax (benefit) expense:
Federal	(314)	(3,516)	(2,119)
State	333	(1,008)	(534)
Valuation allowance	(434)	5,224	2,653
Total deferred	(415)	700	-

Total provision for (benefit from) for income taxes	$(292)	$362	$-

The composition of the deferred tax assets (liabilities) at and June 30, 2008, 2009 and 2010 are listed below:

	2008	2009	2010

Accrued liabilities	$253,000	$327,000	$855,000
Allowance for doubtful accounts	232,000	230,000	169,000
Other	5,000	14,000	12,000
Total current deferred tax assets	490,000	571,000	1,036,000

Property and equipment	(221,000)	511,000	(92,000)
Goodwill and other intangibles	-	3,103,000	2,466,000
State net operating loss carry forward	-	485,000	3,860,000
Other	431,000	554,000	349,000
Valuation allowance	-	(5,224,000)	(7,619,000)
Total non-current deferred tax liabilities	210,000	(571,000)	(1,036,000)

Net deferred tax liability	$700,000	$-	$-

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

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended June 30,
	2008	2009	2010
Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	6%	6%	6%
Valuation allowance	(14)%	(46)%	(40)%
Other (meals and entertainment)	(2)%	3%	0%

Tax provision (benefit from)	24%	(3)%	0%

8.  COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases office and production facilities, vehicles and data processing equipment in California and New York under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2010 are as follows for the indicated fiscal years ended June 30:

2011	$3,169,000
2012	2,341,000
2013	1,638,000
2014	1,544,000
2015	1,571,000
Thereafter	8,680,000
Total minimum payments required	$18,943,000

*Minimum payments have not been reduced by minimum sublease rentals for $3,434,000 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended June, 30,
	2008	2009	2010
Minimum rentals:	$3,661,000	$3,437,000	$3,613,000
Less: Sublease rentals	(53,000)	(318,000)	(350,000)
	$3,608,000	$3,119,000	$3,263,000

As of June 30, 2010, the Company leased eight of its ten facilities under operating leases.  Other than one facility which is leased on a month-to-month basis, the operating leases expire on dates ranging from 2011 to 2021.  Except for the New York office lease which expires in 2011 (see Note 11), the leases contain options to extend the primary term ranging from 3 to 20 years at either a stated or the then fair rental value.  The Company subleases approximately 16,000 square feet of space at its Media Center facility to an outside party (under terms and conditions similar to the Company’s primary lease) at a rental rate of $25,000 monthly, which expires in 2021.  Sublease income is included in other income in the consolidated statements of operations.

The Company’s vehicle and data processing equipment operating leases expire during the next three years.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

 Total rental expense was approximately, $3,608,000, $3,119,000 and $3,263,000 for the years ended June 30, 2008, 2009 and 2010, respectively.

Severance Agreements

On September 30, 2003 Old Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2010, and are renewed automatically on an annual basis thereafter  unless notice is received terminating the agreement by September 30 of the preceding year.  The severance agreements contain a “Golden Parachute” provision. The Company assumed these severance agreements.

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

On October 6, 2009, DG FastChannel, Inc. (“DGFC”) filed a claim in the United States District Court Central District of California, alleging that the Company violated certain provisions of agreements governing transactions related to the August 13, 2007 sale of the Company’s advertising distribution business to DGFC.  DGFC alleges that (i) the Company did not fulfill its obligation to restrict a former employee from competing against DGFC subsequent to the transaction and, therefore, DGFC does not owe the Company $412,500 related to that portion of the transaction; (ii) the Company violated the noncompetition agreement between DGFC and the Company by distributing advertising content after the transaction; (iii) due to the violation of the noncompetition agreement, the post production services agreement that required DGFC to continue to vault its customers’ physical elements at the Company’s Media Center became null and void; and (iv) the company must return all of DGFC’s vaulted material to DGFC.  DGFC also sought unspecified monetary damages.

In September 2010, a settlement between the parties included the following:  (1) The Company will be subject to a permanent injunction (until August 13, 2012) from competing in the commercial spot advertising  business (as defined), (2) the Company will deliver to DGFC vaulted elements which will result in an annual reduction of vaulting revenues of approximately $0.9 million, (3) the Company will not be entitled to $412,500 (relating to the working capital reconciliation), (4) the Company will issued 250,000 shares of common stock to DGFC and (5) the parties will enter into full mutual releases and will dismiss their respective claims with prejudice.  In connection with the settlement, the Company has indemnified a related party against possible losses related to the stock issuance.  As of June 30, 2010 the Company has accrued approximately $1.0 million of estimated legal, vault removal and other costs associated with the settlement.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings except as described above.

9.  STOCK OPTION PLAN, STOCK-BASED COMPENSATION

In May 2007, the Board of Directors approved the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the award of options to purchase up to 2,000,000 shares of common stock, appreciation rights and restricted stock awards.

Under the 2007 Plan, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company’s common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Board, except that no option can be exercised later than ten years from the grant date.  The stock options generally vest in one to four years.

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  We also estimate the fair value of the award that is ultimately expected to vest to be recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.  Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three years ended June 30, 2010 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Consolidated Statements of Operations for the periods reported in this Form 10-K is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the years ended June 30, 2008, 2009 and 2010 were $0, $227,000 and $261,000, respectively.

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

During the fiscal years ended June 30, 2008, 2009 and 2010, the Company granted awards of stock options as follows:

	2008	2009	2010
Stock option awards	1,045,600	309,450	356,500
Weighted average Exercise price	$1.79	$1.21	$1.29

As of June 30, 2010, there were options outstanding to acquire 1,631,075 shares at an average exercise price of $1.58 per share.  The estimated fair value of all awards granted during the years ended June 30, 2008, 2009 and 2010 were $884,000, $129,000 and $210,000, respectively.   The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2008	2009	2010
Risk-free interest rate	3.02%	2.39%	2.26%
Expected term (years)	5.0	5.0	5.0
Volatility	51%	48%	65%
Expected annual dividends	-	-	-

The following table summarizes the status of the 2007 Plan as of June 30, 2010:

Options originally available	2,000,000
Stock options outstanding	1,631,075
Options available for grant	356,925

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2007	-	-

Granted	1,045,600	$1.79
Exercised	-	-
Cancelled	-	-

Balance at June 30, 2008	1,045,600	$1.79
Granted	309,450	1.21
Exercised	-	-
Cancelled	(33,025)	1.78

Balance at June 30, 2009	1,322,025	$1.66

Granted	356,500	$1.29
Exercised	(12,000)	1.40
Cancelled	(35,450)	1.66

Balance at June 30, 2010	1,631,075	$1.58

As of June 30, 2010, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.5 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2008, 2009 and 2010 were as follows:

As of June 30, 2008	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Employees – Outstanding	945,600	$1.79	4.63	$-
Employees – Expected to Vest	851,040	$1.79	4.63	$-
Employees – Exercisable	-	$-	-	$-

Non-Employees-Outstanding	100,000	$1.79	4.63	$-
Non-Employees-Vested	-	$-	4.63	$-
Non-Employees-Exercisable	-	$-	-	$-

As of June 30, 2009

Employees – Outstanding	1,192,045	$1.65	3.86	$-
Employees – Expected to Vest	1,074,195	$1.65	3.86	$-
Employees – Exercisable	228,525	$1.79	3.63	$-

Non-Employees – Outstanding	130,000	$1.69	3.80	$-
Non-Employees – Vested	55,000	$1.56	4.03	$-
Non-Employees – Exercisable	55,000	$1.56	4.03	$-

As of June 30, 2010

Employees – Outstanding	1,461,075	$1.58	3.24	$204,000
Employees – Expected to Vest	1,376,000	$1.58	3.21	$184,000
Employees – Exercisable	499,000	$1.72	2.75	$24,000

Non-Employees – Outstanding	170,000	$1.61	3.20	$23,000
Non-Employees – Vested	110,000	$1.47	3.31	$23,000
Non-Employees – Exercisable	110,000	$1.47	3.31	$23,000

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at June 30, 2010, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of June 30, 2010 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.15	10	4.9 Years	$2.15	-	$2.15
$1.79	982	2.6 Years	$1.79	489	$1.79
$1.37	30	3.4 Years	$1.37	30	$1.37
$1.29	314	4.6 Years	$1.29	-	$1.29
$1.20	265	3.6 Years	$1.20	60	$1.20
$1.05	30	4.4 Years	$1.05	30	$1.05

In addition to the above option plan, the Company issued 10,000 shares of restricted stock during fiscal 2010.

We have elected to adopt the detailed method provided in ASC 718 for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718.

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

No triggering events occurred in the year ended June 30, 2010.

11.  RESTRUCTURING CHARGES

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

In the fourth quarter of fiscal 2010, we ceased operation in our New York facility due to economic factors.  Certain costs associated with terminating the lease, severance and other associated expenses totaling $745,000 were treated as restructuring costs.  All matters related to this decision are expected to be completed by March 31, 2011.

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

Following the completion of the Exchange Offer, DG FastChannel effected the merger of Old Point.360 with and into DG FastChannel (the “Merger”), with DG FastChannel continuing as the surviving corporation.  Upon the completion of the Merger, each Old Point.360 Share not purchased in the Exchange Offer was converted into the right to receive the Exchange Offer Consideration, without interest.  DG FastChannel also paid to the Company as part of the merger consideration cash of (i) $7 million in lieu of prepayment of the Company’s outstanding debt, (ii) $0.3 million for reimbursement of merger expenses and (iii) a $0.4 million prepayment for working capital of the ADS Business.  The resulting invested equity in the Company was $24,035,000.

13.  STOCK REPURCHASE PLAN

In May 2008, the Company announced that its Board of Directors authorized a stock purchase plan.  The board authorized the open market purchase at such times and prices determined at the discretion of management.  In fiscal 2009, the Company purchased 404,710 shares for $558,000.  In fiscal 2010, the Company did not purchase shares.

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended June 30, 2008	$490,000	$61,000	$—	$(10,000)	$541,000

Year ended June 30, 2009	$541,000	$48,000	$—	$(52,000)	$537,000

Year ended June 30, 2010	$537,000	$41,000	$—	$(185,000)	$393,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2010, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

We have since reviewed and documented the controls regarding the proportional performance method and have trained personnel involved in such controls.  The material weakness has also been remediated by an additional level of review by senior personnel at the Company. We tested the newly implemented controls and found them to be effective and have concluded as of June 30, 2010, this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2010 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Form Proxy Statement to be filed by October 29, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2010

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

(1, 2)	Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – June 30, 2009 and June 30, 2010
Consolidated Statements of Operations – Fiscal Years Ended December June 30, 2008, 2009 and 2010
Consolidated Statements of Invested and Shareholders’ Equity –Fiscal Years Ended June 30, 2008, 2009 and 2010
Consolidated Statements of Cash Flows –Fiscal Years Ended June 30, 2008, 2009 and 2010
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

10.25	Standard Loan Agreement dated August 25, 2009 between the Registrant and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 28, 2009)

10.26	Amendment No. 1 to 2007 Equity Incentive Plan of Point.360 dated February 10, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on February 12, 2010)

10.27	Settlement Agreement dated September 21, 2010 between the Company and DG Fastchannel, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of SingerLewak LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  September 24, 2010
Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,
Haig S. Bagerdjian	President and Chief Executive Officer
	(Principal Executive Officer)	September 24, 2010

/s/ Alan R. Steel	Executive Vice President,
Alan R. Steel	Finance and Administration, Chief Financial Officer
	(Principal Accounting and Financial Officer)	September 24, 2010

/s/ Robert A. Baker	Director
Robert A. Baker		September 24, 2010

/s/ Greggory J. Hutchins	Director
Greggory J. Hutchins		September 24, 2010

/s/ Sam P. Bell	Director
Sam P. Bell		September 24, 2010

/s/ G. Samuel Oki	Director
G. Samuel Oki		September 24, 2010