Form 10-Q
period 2010-09-30
Point.360
filed 2010-11-15
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from_______to_______

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

☐ Yes                      ☑ No

As of September 30, 2010, there were 10,763,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
POINT.360
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30,	Sept. 30,
	2010*	2010
Assets
Current assets:
Cash and cash equivalents	$249	$185
Accounts receivable, net of allowances for doubtful accounts of $393 and $399, respectively	7,581	7,626
Inventories, net	548	594
Prepaid expenses and other current assets .	437	456
Prepaid income taxes	1,565	66
Total current assets	10,380	8,927

Property and equipment, net	20,157	19,676
Other assets, net	607	1,102
Total assets	$31,144	$29,705

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,038	$564
Current portion of capital lease obligations	159	160
Line of credit	-	400
Accounts payable	2,828	3,406
Accrued wages and benefits	1,432	1,560
Other accrued expenses	2,300	1,777
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	7,935	8,045

Notes payable, less current portion	9,383	9,367
Capital lease obligations, less current portion	263	222
Deferred gain on sale of real estate, less current portion	1,733	1,688

Total long-term liabilities	11,379	11,277

Total liabilities	19,314	19,322

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 and 10,763,166 shares issued and outstanding on June 30, 2010 and September 30, 2010, respectively	21,542	22,042
Additional paid-in capital	9,808	9,876
Retained (deficit)	(19,520)	(21,535)
Total shareholders’ equity	11,830	10,383

Total liabilities and shareholders’ equity	$31,144	$29,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Amounts derived from audited financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2009	2010

Revenues	$9,419,000	$8,272,000
Cost of services sold	(7,360,000)	(6,406,000)

Gross profit	2,059,000	1,866,000
Selling, general and administrative expense	(3,788,000)	(3,641,000)
Research and development expense	(109,000)	(274,000)

Operating (loss)	(1,838,000)	(2,049,000)
Interest expense	(222,000)	(202,000)
Interest income	9,000	61,000
Other income	79,000	176,000

Loss before income taxes	(1,972,000)	(2,014,000)
Benefit from income taxes	-	-
Net loss	$(1,972,000)	$(2,014,000)

Loss per share:
Basic:
Net loss	$(0.19)	$(0.19)
Weighted average number of shares	10,152,422	10,532,188
Diluted:
Net loss	$(0.19)	$(0.19)
Weighted average number of shares including the dilutive effect of stock options	10,152,422	10,532,188

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, (in thousands)
	2009	2010

Cash flows from operating activities:
Net loss	$(1,972)	$(2,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) on sale of fixed assets	-	(101)
Depreciation and amortization	991	938
Amortization of deferred gain on real estate	(44)	(44)
Provision for doubtful accounts	-	6
Stock compensation expense	56	67
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	894	(52)
(Increase) in inventories	(19)	(112)
(Increase) decrease in prepaid expensesand other current assets	541	(19)
Decrease in prepaid income taxes	312	1,499
(Increase) in other assets	(319)	(495)
(Decrease) increase in accounts payable	(389)	578
Increase (decrease) in accrued wages and benefits	(126)	128
Increase (decrease) in other accrued expenses	199	(23)
Net cash and cash equivalents provided by operating activities	124	356

Cash flows from investing activities:
Capital expenditures	(471)	(389)
Proceeds from sale of equipment or real estate	-	101
Net cash and cash equivalents (used in) investing activities	(471)	(288)

Cash flows from financing activities:
Proceeds from line of credit, net	-	400
(Repayment) of notes payable	(475)	(491)
(Repayment) of capital lease obligations	(35)	(41)
Net cash (used in) financing activities	(510)	(132)
Net (decrease) in cash and cash equivalents	(857)	(64)
Cash and cash equivalents at beginning of year	5,235	249
Cash and cash equivalents at end of year	$4,378	$185

Selected cash payments and non-cash activities were as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2010
Cash payments for income taxes (net of refunds)	$(312)	$(1,499)
Cash payments for interest	$183	$189
Settlement of a lawsuit for common stock	$-	$500
Fixed assets purchased for common stock	$500	$-

See accompanying notes to condensed consolidated financial statements.

POINT.360

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

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

The Company operates in a single business segment from six post production and three Movie>Q locations, as the Company’s Movie>Q business is insignificant to the consolidated balance sheet and statement of operations.  Each post production location is electronically tied to the others and serves the same customer base.  Depending on the location size, the production equipment consists of tape duplication, feature movie and commercial ad editing, encoding, standards conversion, and other machinery.  Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements.  While all locations are not exactly the same, an order received at one location may be fulfilled at one or more “sister” facilities to use resources in the most efficient manner.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.

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

As of September 30, 2010, the Company had opened three Movie>Q “proof-of-concept” stores in Southern California.  The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the proof-of-concept, the Company may seek to rapidly expand the number of Movie>Q stores while further streamlining the design and production of the AIM system.  Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2010.  Certain immaterial reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.

Earnings Per Share

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):
	Three Months Ended September 30,	Three Months Ended September 30,
	2009	2010
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,152	10,532
Dilutive effect of outstanding stock options	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,152	10,532
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	22	98

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in each of the periods presented.  The effect of potentially dilutive securities at September 30, 2010 and 2009 were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share).  These potentially dilutive securities consist of stock options whose exercise price is less than the Company’s stock price at September 30, 2010.  The number of potentially dilutive shares at September 30, 2010 was 665,575.

Fair Value Measurements

As of September 30, 2010 and June 30, 2010, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  The guidance also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  The guidance is effective as of January 2011 with early adoption permitted. We intend to adopt the provisions of the guidance as of January 1, 2011 which is not expected to have a material impact on our financial statements.

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

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

In August 2009 the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at September 30, 2010)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.48%, respectively, on September  30, 2010.  The facility is secured by all of the Company’s accounts receivable and inventory.  As of September 30, 2010, the Company owed $400,000 under the credit agreement.  The amount outstanding under the credit agreement is the result of a draw made on a standby letter of credit by our Media Center landlord.  Under the lease, the Company is required to maintain a $500,000 lease deposit or standby letter of credit until April 1, 2011.  The $500,000 has been recorded as a deposit in “Other assets, net” in the Condensed Consolidated Balance Sheet as of September 30, 2010.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of September 30, 2010, the leverage ratio was 1.70 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.21 as compared to a minimum requirement of 1.10.  As of September 30, 2010, the Company was not in compliance with the leverage and fixed charge ratios, and received a forbearance from the bank.  The forbearance period extends to December 31, 2010, during which time the amount available under the credit agreement will be limited to the outstanding $400,000.  The entire balance is due on December 31, 2010.

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

 In June 2009, the Company entered into a $3,562,500 Purchase Money Promissory Note secured by a Deed of Trust for the purchase of land and a building.  The note bears interest at 7% fixed for ten years.  The principal amount of the note is payable on June 12, 2019.  The note is secured by the property.

On December 30, 2005, the Company entered into a $10 million term loan agreement.  The term loan provides for interest at LIBOR (0.48% as of September 30, 2010) plus 3.15%, or 3.63% on that date, and is secured by equipment.  The term loan will be repaid in 60 equal monthly principal payments plus interest.  In March 2006, $4 million of the term loan was prepaid.  Monthly principal payments were subsequently reduced pro rata.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement.  The Loan provides for interest at 8.35% per annum and is secured by equipment.  The loan will be repaid in 45 equal monthly installments of principal and interest.  The term loans are scheduled to be repaid completely by December 31, 2010.

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets.  The note is due in 48 monthly installments of $20,000 plus interest at 3% per annum.  The total amount due under the note is subject to a 12.5% or 6% discount if completely paid within 12 months or 18 months, respectively.

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

Property and equipment consist of the following as of September 30, 2010:

Land	$3,985,000
Building	9,245,000
Machinery and equipment	36,644,000
Leasehold improvements	6,839,000
Computer equipment	7,316,000
Equipment under capital lease	671,000
Office equipment, CIP	1,241,000
Less accumulated depreciation and amortization	(46,265,000)
Property and equipment, net	$19,676,000

NOTE 4- CONTINGENCIES

In July 2008, the Company was served with a complaint filed in the Superior court of the State of California for the County of Los Angeles by Aryana Farshad and Aryana F. Productions, Inc.  (“Farshad”).  The complaint alleges that Point.360 and its janitorial cleaning company failed to exercise reasonable care for the protection and preservation of Farshad’s film footage which was lost.  As a result of the defendants’ negligence, Farshad claims to have suffered damages in excess of $2 million and additional unquantified general and special damages.  The lawsuit was settled in October 2010 for $120,000, which amount was recorded as a liability at September 30, 2010.

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

In September 2010, a settlement between the parties included the following:  (1) The Company will be subject to a permanent injunction (until August 13, 2012) from competing in the commercial spot advertising  business (as defined), (2) the Company will deliver to DGFC vaulted elements which will result in an annual reduction of vaulting revenues of approximately $0.9 million, (3) the Company will not be entitled to $412,500 (relating to the working capital reconciliation), (4) the Company will issue 250,000 shares of common stock to DGFC and (5) the parties will enter into full mutual releases and will dismiss their respective claims with prejudice.  In connection with the settlement, the Company has indemnified a related party against possible losses should DGFC exercise its right to put the stock to the related party on a specified future date, and there is a negative difference between the stated $500,000 value of the stock ($2.00 per share) and the market value on the date of the put.  The put may be exercised on the six-month anniversary of the settlement agreement. As of September 30, 2010 the Company has issued the 250,000 shares of common stock to DGFC and accrued approximately $0.4 million of estimated legal, vault removal and other costs associated with the settlement.

In November 2010, DGFC filed an ex parte application for enforcement of the settlement agreement and related stipulated injunction alleging that the Company violated the terms thereof and seeking an order enforcing the settlement agreement, an order to assess civil contempt charges and other remedies, and an order referring criminal allegations against the Company to the U.S. Attorney’s Office.  The Company believes it has substantially performed its obligations under the settlement agreement and intends to defend its position.  Potential liability related to the outcome of the ex parte application cannot be determined at this time.  The Company has accrued estimated legal fees associated with this action.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings except as described above.

NOTE 5- INCOME TAXES

The Company reviewed its ASC 740-10 documentation for the periods through September 30, 2010 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through September 30, 2010.  Based on Company’s review of its tax positions as of September 30, 2010, no new uncertain tax positions have resulted nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of September 30, 2010, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the three  month period ended September 30, 2010 because future realizability of such benefit was not considered to be more likely than not.  At September 30, 2010, the Company had a gross deferred tax asset of $9.6 million, and a corresponding valuation allowance of $9.6 million.  At June 30, 2010, the Company had a gross deferred tax asset of $7.6 million, and a corresponding valuation allowance of $7.6 million.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations.  Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three month period ended September 30, 2010 was $67,000.

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

During the quarter ended September 30, 2010, the Company granted a stock option award of 15,000 shares at an exercise price of $1.27 per share.

As of September 30, 2010, there were options outstanding to acquire 1,633,250 shares at an average exercise price of $1.56 per share.  The estimated fair value of all awards granted during the three-month 2010 period was $10,000.  For the 2010 period, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.46%
Expected term (years)	5.0
Volatility	64%
Expected annual dividends	-

               The following table summarizes the status of the 2007 Plan as of September 30, 2010:

Options originally available	2,000,000
Stock options outstanding	1,633,250
Options available for grant	354,750

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2010	1,631,075	$1.58
Granted	15,000	1.27
Exercised	-	-
Cancelled	(12,825)	2.06

Balance at September 30, 2010	1,633,250	$1.56

As of September 30, 2010, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.5 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2010 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of September 30, 2010
Employees – Outstanding	1,458,250	$1.58	2.99	$-
Employees – Expected to Vest	1,364,233	$1.58	2.96	$-
Employees – Exercisable	500,567	$1.72	2.50	$-

Non-Employees – Outstanding	175,000	$1.55	3.03	$5,000
Non-Employees – Vested	110,000	$1.47	3.06	$5,000
Non-Employees – Exercisable	110,000	$1.47	3.06	$5,000

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at September 30, 2010, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of September 30, 2010 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	979	2.4 Years	$1.79	488	$1.79
$1.37	30	3.1 Years	$1.37	30	$1.37
$1.29	314	4.4 Years	$1.29	-	$1.29
$1.27	15	5.0 Years	$1.27	-	$1.27
$1.20	265	3.4 Years	$1.20	60	$1.20
$1.05	30	4.1 Years	$1.05	30	$1.05

In addition to the above option plan, the Company issued 10,000 shares of restricted stock during fiscal year ended June 30, 2010.

We use the detailed method provided in ASC 718 for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718.

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

No triggering events occurred in the three months ended September 30, 2010.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2010 to September 30, 2010 (in thousands):

	Common Stock	Paid-in Capital	Retained (Deficit)	Shareholders’ Equity
Balance, June 30, 2010	$21,542	$9,809	$(19,521)	$11,830
Stock-based compensation expense	-	67	-	67
Net income (loss)	-	-	(2,014)	(2,014)
Stock issuance	500	-	-	500
Balance, September 30, 2010	$22,042	$9,876	$(21,535)	$10,383

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.   No shares were acquired pursuant to the repurchase program during the three months ended September 30, 2010 or 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain statements in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to competition, customer and industry concentration, depending on technological developments, risks related to expansion, dependence on key personnel, fluctuating results and seasonality and control by management. See the relevant portions of  the Company's documents filed with the Securities and Exchange Commission, including the Risk Factors section of the Company’s most recent annual report on Form 10-K, and Risk Factors in Item 1A of Part II of this Form 10-Q, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs.  Labor, facility and depreciation expenses constitute approximately 80% of our revenues.  Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We continue to look for opportunities to solidify and expand our businesses.  During the fiscal year ending June 30, 2010 and the three months ended September 30, 2010, we have completed the following:

•	We consolidated our former Hollywood and Eden FX facilities into another Company location.

•	We purchased assets and intellectual property in conjunction with a research and development project to create three “proof-of-concept” Movie>Q stores.

•	We developed the Movie>Q automated inventory system.

•	We closed down our New York facility due to continuing economic uncertainty in that market.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues.  Revenues were $8.3 million for the three months ended June 30, 2010, compared to $9.4 million for the three months ended June 30, 2009.  Approximately $0.9 million of the decline in revenues in the current quarter were due to the move of the operations of one of our Hollywood facilities (“Highland”) to other Company locations.   We expect the negative effect on revenues to continue as we further consolidate post production facilities to maximize space utilization and reduce overhead.  Content storage revenues for the current quarter were reduced by $0.3 million due to the settlement of a lawsuit, which reduction will be ongoing.   As of June 30, 2010, we decided to close down our New York facility, which generated $0.2 million of revenue in the prior year quarter.  Although physical moves may adversely affect revenues in the short term, we will continue to search for operating efficiencies to increase income.  We are continuing to invest in high definition and digital capabilities where demand is expected to grow.   Our Point.360 Digital Film Lab (formerly IVC) revenues increased $0.4 million over the prior year quarter.  We believe our high definition and digital service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended September 30, 2010, total costs of services were 77.4% of sales compared to 78.1% in the prior year.   Our Hollywood operational costs were reduced by $0.3 million due to lower sales.  Additional cost reductions of $0.6 million were realized in the current quarter with the closure of our New York facility in June 2010.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In the three months ended September 30, 2010, gross margin was 22.6% of sales, compared to 21.9% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.6 million (44.0% of sales) in the three months ended September 30, 2010 as compared to $3.8 million (40.2% of sales) in the same period last year.  In the current period, the Company incurred $0.1 million of expense associated with the settlement of a legal action.

Research and Development Expense.  During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The Movie>Q stores will contain 10,000 DVDs for rent or sale via a software-controlled automated inventory management system  contained in 1,200 to 1,600 square feet of retail space for each store.  As of September 30, 2010, three Movie>Q stores were completed.  We will evaluate store performance during the coming holiday season to further test the operating model and validate our cost/revenue assumptions. Expenses associated with R&D activities were $0.3 million for the quarter ended September 30, 2010.

Operating Income (Loss). Operating loss was $2.0 million in the fiscal 2011 period compared to $1.8 million in the fiscal 2010 period.

Interest Expense.   Net interest expense was $0.2 million in both the 2011 and 2010 periods.

Other Income. Other income represents principally sublease income and gain on sale of fixed assets.

Net Loss. Net loss was $2.0 million in both the fiscal 2011 and 2010 periods.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On December 30, 2005, the Company entered into a $10 million term loan agreement. The term loan provides for interest at LIBOR (0.48% at September 30, 2010) plus 3.15% (3.63% on that date) and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan is being repaid in 45 equal monthly installments of principal and interest.  Both loans are scheduled to be repaid fully by December 31, 2010.

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for $13,946,000 resulting in a $1.3 million after tax gain. Additionally, Old Point.360 received $500,000 from the purchaser for improvements.  In accordance with the Accounting Standards Codification (ASC) 840 “Accounting for Leases”, the gain and the improvement allowance will be amortized over the initial 15-year lease term as reduced rent. The mortgage debt is secured by the land and building.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets.  The note is due in 48 monthly installments of $20,000 plus interest at 3% per annum.  The total amount due under the note is subject to a 12.5% or 6% discount if totally paid within 12 months or 18 months, respectively.

Monthly and annual principal and interest payments due under the term debt and mortgages are approximately $264,000 and $3.1 million, respectively, assuming no change in interest rates.

In August 2009 the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at September 30, 2010)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.48%, respectively, on September  30, 2010.  The facility is secured by all of the Company’s accounts receivable and inventory. As of September 30, 2010, the Company owed $400,000 under the credit agreement.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of September 30, 2010, the leverage ratio was 1.70 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.21 as compared to a minimum requirement of 1.10.  As of September 30, 2010, the Company was not in compliance with the ratios and received a forbearance from the bank.  The forbearance period extends to December 31, 2010, during which time the amount available under the credit agreement will be limited to the outstanding $400,000.  The entire balance is due on December 31, 2010.

The following table summarizes the September 30, 2010 amounts outstanding under our revolving line of credit, and term (including capital lease obligations) and mortgage loans:

Revolving credit	$400,000

Current portion of term loan and mortgages	724,000
Long-term portion of term loan and mortgages	9,589,000

Total	$10,713,000

The Company’s cash balance decreased from $249,000 on July 1, 2010 to $185,000 at September 30, 2010, due to the following:

Balance July 1, 2010
Capital expenditures for equipment	$249,000
Debt principal and interest payments	(389,000)
Income tax refund (including interest)	(720,000)
Research and development costs	1,553,000
Changes in other assets and liabilities	(274,000)
Balance September 30, 2010	(234,000)
$185,000

Cash generated by operating activities is directly dependent upon sales levels and gross margins achieved. We generally receive payments from customers in 60-120 days after services are performed. The larger payroll and facilities components of our cost structure must be paid currently.  Payment terms of other liabilities vary by vendor and type.   Fluctuations in sales levels will generally affect cash flow negatively or positively in early periods of growth or contraction, respectively, because of operating cash receipt/payment timing.  Other investing and financing cash flows also affect cash availability.

In the first quarter of fiscal 2011, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent.  Sales outstanding in accounts receivable have increased from approximately 61 days to 71 days within the last 12 months, indicating major studios may delay payments in response to the general economic slowdown.  However, we do not expect days sales outstanding to materially fluctuate in the future.

As of September 30, 2010, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $489,000 per year.

In March 2009, the lease on one of our facilities in Hollywood, CA (“Highland”) expired and the Company became a holdover tenant.  The landlord issued a Notice to Quit which required us to move out of the facility.  The Highland operations have been housed at another Company facility.  Our Eden FX facility was moved to our West Los Angeles location in September 2010.  Rent will cease on our closed New York facility in March 2011.

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

The following table summarizes contractual obligations as of September 30, 2010 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal
Obligations	$10,731,000	$1,364,000	$151,000	$195,000	$9,021,000
Long Term Debt Interest
Obligations (1)	9,189,000	673,000	1,326,000	1,219,000	5,971,000
Capital Lease Obligations	382,000	160,000	222,000	-	-
Capital Lease Interest
Obligations	32,000	21,000	11,000	-	-
Operating Lease Obligations	17,909,000	2,980,000	3,697,000	3,111,000	8,121,000
Total	$38,243,000	$5,198,000	$5,407,000	$4,525,000	$23,113,000

     (1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations.  The Company has initially issued stock (valued at $500,000) and cash for assets and intellectual property, and has spent $3.7 million in Fiscal 2010 and $0.7 million in Fiscal 2011 to test the concept.  We expect to spend up to an additional $1.0 million in Fiscal 2011 to finalize the proof-of-concept.

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

We will continue to consider the acquisition of businesses which compliment our current operations and possible real estate transactions.  Consummation of any acquisition, real estate or other expansion transaction by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing term loans.  In the current economic climate, additional financing may not be available.  Currently, we do not have cash availability under a bank line of credit but believe similar financing is available.   Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $19.7 million as of September 30, 2010.

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

 At September 30, 2010, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The net deferred tax assets as of September 30, 2010 were $0.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   The Company had borrowings of $10.7 million on September 30, 2010 under term loan and mortgage agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the first three months of fiscal 2011 was 6.8%.  For variable rate debt outstanding at September 30, 2010, a ..25% increase in interest rates will increase annual interest expense by approximately $1,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus ..5% to plus .5% or LIBOR plus 2.0% to 3.0% and LIBOR plus 3.15% for the variable rate term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 2008, the Company was served with a complaint filed in the Superior court of the State of California for the County of Los Angeles by Aryana Farshad and Aryana F. Productions, Inc.  (“Farshad”).  The complaint alleges that Point.360 and its janitorial cleaning company failed to exercise reasonable care for the protection and preservation of Farshad’s film footage which was lost.  As a result of the defendants’ negligence, Farshad claims to have suffered damages in excess of $2 million and additional unquantified general and special damages.  The lawsuit was settled in October 2010 for $120,000.

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

In September 2010, a settlement between the parties included the following:  (1) The Company will be subject to a permanent injunction (until August 13, 2012) from competing in the commercial spot advertising  business (as defined), (2) the Company will deliver to DGFC vaulted elements which will result in an annual reduction of vaulting revenues of approximately $0.9 million, (3) the Company will not be entitled to $412,500 (relating to the working capital reconciliation), (4) the Company will issue 250,000 shares of common stock to DGFC and (5) the parties will enter into full mutual releases and will dismiss their respective claims with prejudice.  In connection with the settlement, the Company has indemnified a related party against possible losses should DGFC exercise its right to put the stock to the related party on a specified future date, and there is a negative difference between the stated $500,000 value of the stock ($2.00 per share) and the market value on the date of the put.  The put may be exercised on the six-month anniversary of the settlement agreement. As of September 30, 2010 the Company has issued the 250,000 shares of common stock to DGFC and accrued approximately $0.4 million of estimated legal, vault removal and other costs associated with the settlement.

In November 2010, DGFC filed an ex parte application for enforcement of the settlement agreement and related stipulated injunction alleging that the Company violated the terms thereof and seeking an order enforcing the settlement agreement, an order to assess civil contempt charges and other remedies, and an order referring criminal allegations against the Company to the U.S. Attorney’s Office.  The Company believes it has substantially performed its obligations under the settlement agreement and intends to defend its position.  Potential liability related to the outcome of the ex parte application cannot be determined at this time.  The Company has accrued estimated legal fees associated with this action.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2010, Form 10-K filed with the Securities and Exchange Commission, may also cause actual results to differ materially from those projected by our forward-looking statements.  Most of these factors are difficult to anticipate and are generally beyond our control.  You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally.  Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM  6.  EXHIBITS

(a)	Exhibits

	10.1	Secured Promissory Note dated November 1, 2010 between the Registrant and TroyGould PC.

	10.2	Security Agreement dated November 1, 2010 between the Registrant and TroyGould PC.

	10.3	Deed of Trust, Fixture Filing, Assignment of Rents, and Security Agreement dated November 1, 2010 between the Registrant and TroyGould PC.

	31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: November 12, 2010	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)