Form 10-Q
period 2010-12-31
Point.360
filed 2011-02-11
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2010

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to _________

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

☐ Yes                      ☑ No

As of December 31, 2010, there were 10,763,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
POINT.360
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30,	Dec. 31,
	2010*	2010
Assets
Current assets:
Cash and cash equivalents	$249	$-
Accounts receivable, net of allowances for doubtful accounts of $393 and $408 respectively	7,581	7,134
Inventories, net	548	574
Prepaid expenses and other current assets	437	488
Prepaid income taxes	1,565	68
Total current assets	10,380	8,264

Property and equipment, net	20,157	19,079
Other assets, net	607	1,003
Total assets	$31,144	$28,346

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,038	$462
Current portion of capital lease obligations	159	209
Line of credit	-	225
Accounts payable	2,828	3,012
Accrued wages and benefits	1,432	1,184
Other accrued expenses	2,300	1,430
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	7,935	6,700

Notes payable, less current portion	9,383	10,033
Capital lease obligations, less current portion	263	272
Deferred gain on sale of real estate, less current portion	1,733	1,643

Total long-term liabilities	11,379	11,948

Total liabilities	19,314	18,648

Commitments and contingencies (Note 4)	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 and 10,763,166 shares issued and outstanding on June 30, 2010 and December 31, 2010, respectively	21,542	21,857
Additional paid-in capital	9,808	9,964
Accumulated (deficit)	(19,520)	(22,123)
Total shareholders’ equity	11,830	9,698

Total liabilities and shareholders’ equity	$31,144	$28,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Amounts derived from audited financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010

Revenues	$10,254,000	$9,070,000	$19,673,000	$17,342,000
Cost of services sold	(6,981,000)	(6,090,000)	(14,341,000)	(12,495,000)

Gross profit	3,273,000	2,980,000	5,332,000	4,847,000
Selling, general and administrative expense	(3,704,000)	(3,319,000)	(7,493,000)	(6,961,000)
Research and development expense	(282,000)	(60,000)	(390,000)	(334,000)

Operating (loss)	(713,000)	(399,000)	(2,551,000)	(2,448,000)
Interest expense	(227,000)	(194,000)	(449,000)	(395,000)
Interest income	-	-	9,000	62,000
Other income	187,000	4	266,000	178,000

Loss before income taxes	(753,000)	(589,000)	(2,725,000)	(2,603,000)
Provision for income taxes	-	-	-	-
Net loss	$(753,000)	$(589,000)	$(2,725,000)	$(2,603,000)

Loss per share:
Basic:
Net loss	$(0.07)	$(0.05)	$(0.26)	$(0.24)
Weighted average number of shares	10,491,166	10,763,166	10,321,794	10,647,677
Diluted:
Net loss	$(0.07)	$(0.05)	$(0.26)	$(0.24)
Weighted average number of shares including the dilutive effect of stock options	10,491,166	10,763,166	10,321,794	10,647,677

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	(in thousands)
	2009	2010

Cash flows from operating activities:
Net loss	$(2,725)	$(2,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) on sale of fixed assets	(112)	(124)
Depreciation and amortization	1,834	1,863
Amortization of deferred gain on real estate	(89)	(89)
Provision for (recovery of) doubtful accounts	(9)	15
Stock compensation expense	127	156
Amortization of non-compete agreement	7	3
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	1,566	431
(Increase) in inventories	(86)	(26)
(Increase) decrease in prepaid expenses and other current assets	154	(50)
Decrease in prepaid income taxes	-	1,497
(Increase) in other assets	(646)	(396)
(Decrease) increase in accounts payable	(147)	184
Decrease in accrued wages and benefits	(235)	(249)
Decrease in other accrued expenses	-	(557)
Net cash and cash equivalents provided by (used in) operating activities	(361)	55

Cash flows from investing activities:
Capital expenditures	(766)	(639)
Proceeds from sale of equipment or real estate	112	124
Investment in acquisitions	(200)	-
Net cash and cash equivalents (used in) investing activities	(854)	(515)

Cash flows from financing activities:
Proceeds from line of credit, net	-	225
Borrowing/(Repayment) of notes payable	(957)	73
(Repayment) of capital lease obligations	(74)	(87)
Net cash (used in) provided by financing activities	(1,031)	211
Net (decrease) in cash and cash equivalents	(2,246)	(249)
Cash and cash equivalents at beginning of period	5,235	249
Cash and cash equivalents at end of period	$2,989	$-

Selected cash payments and non-cash activities were as follows (in thousands):

	Six Months Ended
	December 31,
	2009	2010
Cash payments for income taxes (net of refunds)	$(312)	$(1,497)
Cash payments for interest	$338	$371
Settlement of a lawsuit for common stock	$-	$315
Fixed assets purchased for common stock	$500	$-
Assets acquired through capital lease obligations	$54	$146

See accompanying notes to condensed consolidated financial statements.

POINT.360

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 December 31, 2010

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

The Company operates in two business segments from six post production and three Movie>Q locations.  Each post production location is electronically tied to the others and serves the same customer base.  Depending on the location size, the production equipment consists of tape duplication, feature movie and commercial ad editing, encoding, standards conversion, and other machinery.  Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements.  While all locations are not exactly the same, an order received at one location may be fulfilled at one or more “sister” facilities to use resources in the most efficient manner.

Typically, a feature film or television show or related material will be submitted to a facility by a motion picture studio, independent producer, advertising agency, or corporation for processing and distribution.  A common sales force markets the Company’s capability for all facilities.  Once an order is received, the local customer service representative determines the most cost-effective way to perform the services considering geographical logistics and facility capabilities.

In fiscal 2010, the Company purchased assets and intellectual property for a research and development project to address the viability of the DVD and video game rental business being abandoned by the closure of Movie Gallery/Hollywood Video and Blockbuster stores.  The DVD rental market consists principally of online services (Netflix), vending machines (Redbox) and large video stores.

As of December 31, 2010, the Company had opened three Movie>Q “proof-of-concept” stores in Southern California.  The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2010.  Certain immaterial reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.

Earnings Per Share

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):
	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2009	2010	2009	2010

Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,491	10,763	10,322	10,648
Dilutive effect of outstanding stock options	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,491	10,763	10,322	10,648
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	10	2	19	25

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in each of the periods presented.  The effect of potentially dilutive securities at December 31, 2010 and 2009 were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share).  These potentially dilutive securities consist of stock options whose exercise price is less than the Company’s stock price at December 31, 2010.  The number of potentially dilutive shares at December 31,  2010 was 651,675.

Fair Value Measurements

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

As of December 31, 2010 and June 30, 2010, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple – Deliverable Revenue Arrangements.” The updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  The guidance also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  The guidance is effective for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We adopted the provisions of the guidance as of July 1, 2010 which did not have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning July 1, 2011, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning July 1, 2012. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

In January 2011, the Company entered into a new loan and security agreement.  See Note 10-Subsequent Event.

In August 2009 the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at December 31, 2010)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.46%, respectively, on December 31, 2010.  The facility is secured by all of the Company’s accounts receivable and inventory.  As of December 31, 2010, the Company owed $225,000 under the credit agreement.  The amount outstanding under the credit agreement is the result of a $500,000 draw made on a standby letter of credit by our Media Center landlord, net of $275,000 of payments made by the Company.  The $500,000 has been recorded as a deposit in “Other assets, net” in the Condensed Consolidated Balance Sheet as of December 31, 2010.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of December 31, 2010, the leverage ratio was 1.68 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.25 as compared to a minimum requirement of 1.10.  As of December 31, 2010, the Company was not in compliance with the leverage and fixed charge ratios, and received a forbearance from the bank.  The entire $225,000 balance was paid in January 2011.

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

On December 30, 2005, the Company entered into a $10 million term loan agreement.  The term loan provides for interest at LIBOR (0.46% as of December 31, 2010) plus 3.15%, or 3.61% on that date, and is secured by equipment.  The term loan will be repaid in 60 equal monthly principal payments plus interest.  In March 2006, $4 million of the term loan was prepaid.  Monthly principal payments were subsequently reduced pro rata.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement.  The Loan provides for interest at 8.35% per annum and is secured by equipment.  The loan will be repaid in 45 equal monthly installments of principal and interest.  The term loans of $0.6 million were repaid in full in January 2011.

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

Property and equipment consist of the following as of December 31, 2010:

Land	$3,985,000
Buildings	9,247,000
Machinery and equipment	36,670,000
Leasehold improvements	6,843,000
Computer equipment	7,348,000
Equipment under capital lease	671,000
Office equipment, CIP	1,454,000
Less accumulated depreciation and amortization	(47,139,000)
Property and equipment, net	$19,079,000

NOTE 4- CONTINGENCIES

In July 2008, the Company was served with a complaint filed in the Superior court of the State of California for the County of Los Angeles by Aryana Farshad and Aryana F. Productions, Inc.  (“Farshad”).  The complaint alleged that Point.360 and its janitorial cleaning company failed to exercise reasonable care for the protection and preservation of Farshad’s film footage which was lost.  As a result of the defendants’ negligence, Farshad claimed to have suffered damages in excess of $2 million and additional unquantified general and special damages.  The lawsuit was settled in October 2010 for $120,000.

On October 6, 2009, DG FastChannel, Inc. (“DGFC”) filed a claim in the United States District Court Central District of California, alleging that the Company violated certain provisions of agreements governing transactions related to the August 13, 2007 sale of the Company’s advertising distribution business to DGFC.  DGFC alleged that (i) the Company did not fulfill its obligation to restrict a former employee from competing against DGFC subsequent to the transaction and, therefore, DGFC did not owe the Company $412,500 related to that portion of the transaction; (ii) the Company violated the noncompetition agreement between DGFC and the Company by distributing advertising content after the transaction; (iii) due to the violation of the noncompetition agreement, the post production services agreement that required DGFC to continue to vault its customers’ physical elements at the Company’s Media Center became null and void; and (iv) the Company must return all of DGFC’s vaulted material to DGFC.  DGFC also sought unspecified monetary damages.

In September 2010, a settlement between the parties included the following:  (1) The Company will be subject to a permanent injunction (until August 13, 2012) from competing in the commercial spot advertising  business (as defined), (2) the Company will deliver to DGFC vaulted elements which will result in an annual reduction of vaulting revenues of approximately $0.9 million, (3) the Company will not be entitled to $412,500 (relating to the working capital reconciliation), (4) the Company will issue 250,000 shares of common stock to DGFC and (5) the parties will enter into full mutual releases and will dismiss their respective claims with prejudice.  In connection with the settlement, the Company has indemnified its Chief Executive Officer against possible losses should DGFC exercise its right to put the stock to the related party on a specified future date, and there is a negative difference between the stated $500,000 value of the stock ($2.00 per share) and the market value on the date of the put.  The put may be exercised on the six-month anniversary of the settlement agreement. As of December 31, 2010 the Company has issued the 250,000 shares of common stock to DGFC and accrued approximately $0.2 million of estimated legal and other costs associated with the settlement.  The fair value of the put option recorded in other accrued expenses is $280,000 at December 31, 2010, with $95,000 expensed as a component of other income (loss) in the Condensed Consolidated Statement of Operations.

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

NOTE 5- INCOME TAXES

The Company reviewed its ASC 740-10 documentation for the periods through December 31, 2010 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through December 31, 2010.  Based on Company’s review of its tax positions as of December 31, 2010, no new uncertain tax positions have resulted nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of December 31, 2010, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the three  and six month periods ended December 31, 2010 because future realizability of such benefit was not considered to be more likely than not.  At December 31, 2010, the Company had a gross deferred tax asset of $10.2 million, and a corresponding valuation allowance of $10.2 million.  At June 30, 2010, the Company had a gross deferred tax asset of $7.6 million, and a corresponding valuation allowance of $7.6 million.

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

In November 2010, the shareholders approved the 2010 Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the award of options to purchase up to 4,000,000 shares of common stock, appreciation rights and restricted stock and performance awards.

Under the 2010 Plan, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company’s common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Board, except that no option can be exercised later than ten years from the grant date.  The stock options generally vest in one to five years.

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  We also estimate the fair value of the award that is ultimately expected to vest to be recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations.

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations.  Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2010 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three and six month periods ended December 31, 2010 was $89,000 and $156,000, respectively.

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

During the three and six month periods ended December 31, 2009, the Company granted stock awards of 30,000 shares at average market prices of $1.05.  During the three and six month periods ended December 31, 2010, the Company granted stock awards of 30,000 and 45,000 shares at average market prices of $1.15 and $1.19, respectively.  All awards were under the 2007 Plan.  No awards have been granted under the 2010 Plan as of December 31, 2010.

As of December 31, 2010, there were options outstanding to acquire 1,658,125 shares at an average exercise price of $1.56 per share.  The estimated fair value of all awards granted during the six-month 2010 period was $29,000.  For the 2010 period, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.46%
Expected term (years)	5.0
Volatility	67%
Expected annual dividends	-

               The following table summarizes the status of the 2007and 2010 Plan as of December 31, 2010:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,658,125	-	1,658,125
Options available for grant	329,875	4,000,000	4,329,875

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance at June 30, 2010	1,631,075	$1.58	$0.71

Granted	15,000	1.27	0.66
Exercised	-	-	-
Cancelled	(12,825)	2.06	1.06

Balance at September 30, 2010	1,633,250	$1.56	$0.71
Granted	30,000	1.15	0.65
Exercised	-	-	-
Cancelled	(5,125)	1.54	0.68

Balance at December 31, 2010	1,658,125	$1.56	$0.71

As of December 31, 2010, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.5 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2010 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2010
Employees – Outstanding	1,453,125	$1.58	2.73	$-
Employees – Expected to Vest	1,364,233	$1.58	2.70	$-
Employees – Exercisable	497,813	$1.72	2.24	$-

Non-Employees – Outstanding	205,000	$1.49	3.08	$-
Non-Employees – Vested	140,000	$1.40	3.25	$-
Non-Employees – Exercisable	140,000	$1.40	3.25	$-

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at December 31, 2010, for those options for which the quoted market price was in excess of the exercise price.
Additional information with respect to outstanding options as of December 31, 2010 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	976	2.1 Years	$1.79	488	$1.79
$1.37	30	2.9 Years	$1.37	30	$1.37
$1.29	313	4.1 Years	$1.29	-	$1.29
$1.27	15	4.7 Years	$1.27	-	$1.27
$1.20	264	3.1 Years	$1.20	60	$1.20
$1.15	30	4.9 Years	$1.15	30	$1.15
$1.05	30	3.9 Years	$1.05	30	$1.05

In addition to the above 2007 Plan, the Company issued 10,000 shares of restricted stock during fiscal year ended June 30, 2010 with a weighted average fair value of $0.58 per share.

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

No triggering events occurred in the six months ended December 31, 2010.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2010 to December 31, 2010 (in thousands):

	Common Stock	Paid-in Capital	Retained (Deficit)	Shareholders’ Equity
Balance, June 30, 2010	21,542	$9,808	$(19,520)	$11,830
Stock-based compensation expense	-	67	-	67
Net income (loss)	-	-	(2,014)	(2,014)
Stock issuance	500	-	-	500
Balance, September 30, 2010	22,042	9,875	(21,534)	10,383

Stock issuance reclassification	(185)			(185)
Stock-based compensation expense		89		89
Net income (loss)	-	-	(589)	(589)
Balance, December 31, 2010	21,857	$9,964	$(22,123)	$9,698

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.   No shares were acquired pursuant to the repurchase program during the three and six month periods ended December 31, 2010 or 2009.

NOTE 10- SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles.  Our two segments are Point.360 and Movie>Q.  The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the six months ended December 31, 2010 and 2009.  Allocations for internal resources were made for the six months ended December 31, 2010 and 2009.  The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations.  Cash was not segregated between the two segments but retained in the Point.360 segment.

The types of services provided by each segment are summarized below:

Point.360 - The Point.360 segment provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content.  The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers.

Movie>Q - The Movie>Q segment rents and sells DVDs and video games directly to consumers though its retail stores.  The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection.

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Point.360	$8,932	$10,254	$17,069	$19,673
Movie>Q	138	-	273	-
Consolidated revenue	$9,070	$10,254	$17,342	$19,673

Operating loss(1)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Point.360	$(158)	$(713)	$(1,689)	$(2,551)
Movie>Q	(241)	-	(759)	-
Operating loss	$(399)	$(713)	$(2,448)	$(2,551)

Total Assets	June 30,	December 31,
	2010	2010
Point.360	$28,413	$25,400
Movie>Q	2,731	2,946
Consolidated assets	$31,144	$28,346

(1) Includes R&D expenses related to the Movie>Q project

NOTE 11- SUBSEQUENT EVENT

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined.  The loan and security agreement provides for interest at prime rate plus 2% (currently 5.25%), with an interest floor of 5.25%.  In addition, the Company will pay a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility.  Amounts outstanding under the agreement will be secured by all of the Company’s assets other than real estate.  The Company will seek to increase the credit limit to $3 million.

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs.  Labor, facility and depreciation expenses constitute approximately 87% of our revenues.  Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We continue to look for opportunities to solidify and expand our businesses.  During the fiscal year ending June 30, 2010 and the six months ended December 31, 2010, we have completed the following:

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

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues.  Revenues were $9.1 million for the three months ended December 31, 2010, compared to $10.3 million for the three months ended December 31, 2009.  Approximately $1.0 million of the decline in revenues in the current quarter was due to the move of the operations of one of our Hollywood facilities (“Highland”) to another Company location.   We expect to sustain the current revenue levels at the combined West Los Angeles location.  Content storage revenues for the current quarter were reduced by $0.2 million due to the settlement of a lawsuit, which reduction will be ongoing.   As of June 30, 2010, we decided to close down our New York facility, which generated $0.3 million of revenue in the prior year quarter.  Although physical moves adversely affected revenues, we will continue to search for operating efficiencies to increase income.  We are continuing to invest in high definition and digital capabilities where demand is expected to grow.   We believe our high definition and digital service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended December 31, 2010, total costs of services were 67% of sales compared to 68% in the prior year.   Our combined West Los Angeles operational costs were reduced by $0.6 million due to lower sales.  Additional cost reductions of $0.5 million were realized in the current quarter with the closure of our New York facility in June 2010.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In the three months ended December 31, 2010, gross margin was 33% of sales, compared to 32% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.3 million (37% of sales) in the three months ended December 31, 2010 as compared to $3.7 million (36% of sales) in the same period last year.  SG&A personnel costs decreased $0.4 million in the current period when compared to last year’s period.

Research and Development Expense.  During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The Movie>Q stores will contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management system  contained in 1,200 to 1,600 square feet of retail space for each store.  As of December 31, 2010, three Movie>Q stores were completed.  We are evaluating performance to further validate our cost/revenue assumptions. Expenses associated with R&D activities were $0.1 million for the quarter ended December 31, 2010.

Operating (Loss). Operating losses were $0.4 million in the fiscal 2011 period compared to $0.7 million in the fiscal 2010 period.

Interest Expense.   Net interest expense was $0.2 million in both the 2011 and 2010 periods.

Other Income. Other income represents principally sublease income and gain on sale of fixed assets, offset by the change in fair value relating to the put option agreement.

Net Loss. Net losses were $0.6 million and $0.8 million in the fiscal 2011 and 2010 periods, respectively.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Revenues.  Revenues were $17.3 million for the six months ended December 31, 2010, compared to $19.7 million for the six months ended December 31, 2009.  Approximately $2.0 million of the decline in revenues in the current quarter were due to the move of the operations of one of our Hollywood facilities (“Highland”) to another Company location.   We expect to sustain recent revenue levels at the combined West Los Angeles facility.  Content storage revenues for the current period were reduced by $0.5 million due to the settlement of a lawsuit, which reduction will be ongoing.   As of June 30, 2010, we decided to close down our New York facility, which generated $0.5 million of revenue in the prior year period.  Although physical moves adversely affected revenues, we will continue to search for operating efficiencies to increase income.  We are continuing to invest in high definition and digital capabilities where demand is expected to grow.   Our Point.360 Digital Film Lab (formerly IVC) revenues increased $0.5 million over the prior year period.  We believe our high definition and digital service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the six months ended December 31, 2010, total costs of services were 72% of sales compared to 73% in the prior year.   Our combined West Los Angeles operational costs were reduced by $1.1 million due to lower sales.  Additional cost reductions of $0.9 million were realized in the current period with the closure of our New York facility in June 2010.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.

Gross Profit.  In the six months ended December 31, 2010, gross margin was 28% of sales, compared to 27% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $7.0 million (40% of sales) in the six months ended December 31, 2010 as compared to $7.5 million (38% of sales) in the same period last year.  SG&A personnel costs decreased $0.4 million in the current period when compared to last year’s period.

Research and Development Expense.  During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The Movie>Q stores will contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management system  contained in 1,200 to 1,600 square feet of retail space for each store.  As of December 31, 2010, three Movie>Q stores were completed.  We are evaluating store performance to further test and validate our cost/revenue assumptions. Expenses associated with R&D activities were $0.3 million and $0.4 million for the periods ended December 31, 2010 and 2009 respectively.

Operating (Loss). Operating losses were $2.4 million in the fiscal 2011 period compared to $2.6 million in the fiscal 2010 period.

Interest Expense.   Net interest expense was $0.4 million in both the 2011 and 2010 periods.

Other Income. Other income represents principally sublease income and gain on sale of fixed assets, offset by the change in fair value relating to the put option agreement.

Net Loss. Net losses were $2.6 million and $2.7 million in the fiscal 2011 and 2010 periods.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On December 30, 2005, the Company entered into a $10 million term loan agreement. The term loan provides for interest at LIBOR (0.46% at December 31, 2010) plus 3.15% (3.61% on that date) and is secured by the Company’s equipment. The term loan will be repaid in 60 equal principal payments plus interest.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement. The loan provides for interest at 8.35% per annum and is secured by the Company’s equipment. The loan is being repaid in 45 equal monthly installments of principal and interest.  Both loans were repaid in full in January 2011.

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

In August 2009 the Company entered into a credit agreement which provides up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The 15 month agreement provides for interest of either (1) prime (3.25% at December 31, 2010)  minus .5% - plus .5% or (2) LIBOR plus 2.0% - 3.0% depending on the level of the Company’s ratio of outstanding debt to fixed charges (as defined), or 3.75% or 3.46%, respectively, on December 31,  2010.  The facility is secured by all of the Company’s accounts receivable and inventory. As of December 31, 2010, the Company owed $225,000 under the credit agreement.

Our bank revolving credit agreement requires us to maintain a minimum “leverage ratio” and “fixed charge coverage ratio.” The leverage ratio compares tangible assets to total liabilities (excluding the deferred real estate gain).  Our fixed charge coverage ratio compares, on a rolling twelve-month basis, (i) EBITDA plus rent expense and non-cash charges less income tax payments, to (ii) interest expense plus rent expense, the current portion of long term debt and maintenance capital expenditures.  As of December 31, 2010, the leverage ratio was 1.68 compared to a minimum requirement of 1.75, and the fixed charge coverage ratio was 0.25 as compared to a minimum requirement of 1.10.  As of December 31, 2010, the Company was not in compliance with the ratios and received a forbearance from the bank.  The forbearance period extends to January 31, 2011, during which time the amount available under the credit agreement will be limited to the outstanding $225,000.  The entire balance was paid in January 2011.

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined.  The loan and security agreement provides for interest at prime rate plus 2% (currently 5.25%), with an interest floor of 5.25%.  In addition, the Company will pay a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility.  Amounts outstanding under the agreement will be secured by all of the Company’s assets other than real estate.  The Company will seek to increase the credit limit to $3 million.

The following table summarizes the December 31, 2010 amounts outstanding under our revolving line of credit, and term (including capital lease obligations) and mortgage loans:

Revolving credit	$225,000

Current portion of term loans, capital leases and mortgages	670,000
Long-term portion of term loans, capital leases and mortgages	10,305,000

Total	$11,200,000

The Company’s cash balance decreased from $249,000 on July 1, 2010 to $0 on December 31, 2010, due to the following:

Balance July 1, 2010	$249,000
Capital expenditures for equipment	(639,000)
Debt principal and interest payments	(1,278,000)
Income tax refund (including interest)	1,553,000
Research and development costs	(334,000)
Changes in other assets and liabilities	449,000
Balance December 31, 2010	$-

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

In the first six months of fiscal 2011, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent.  Sales outstanding in accounts receivable have increased from approximately 69 days to 76 days within the last 12 months, indicating major studios may delay payments in response to the general economic slowdown.  However, we do not expect days sales outstanding to materially fluctuate in the future.

As of December 31, 2010, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $489,000 per year.

In March 2009, the lease on one of our facilities in Hollywood, CA (“Highland”) expired and the Company became a holdover tenant.  The landlord issued a Notice to Quit which required us to move out of the facility.  The Highland operations have been housed at another Company facility.  Our Eden FX facility was moved to our West Los Angeles location in September 2010.  No further rent was due on the closed New York facility as of December 31, 2010.

The Company purchased the Vine Property in June 2009.  The purchase price of the Vine Property was $4.75 million, $1.2 million of which was paid in cash with the balance being financed by the seller over ten years, interest only at 7% for the entire term, with the principal amount being due at the end of the term.  Building renovations will cost about $1.5 million.  Renovations have been postponed for the foreseeable future.

The mortgage payments are approximately $738,000 per year.  We believe our current cash position and a difficult economy may provide us with the opportunity to invest in facility assets that will not only help fix our operating costs, but give us the potential to own appreciating real estate assets.  We will continue to evaluate opportunities to reduce facility costs.

The following table summarizes contractual obligations as of December 31, 2010 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$10,720,000	$687,000	$608,000	$431,000	$8,994,000
Long Term Debt Interest Obligations (1)	9,076,000	694,000	1,341,000	1,220,000	5,821,000
Capital Lease Obligations	481,000	209,000	272,000	-	-
Capital Lease Interest Obligations	47,000	31,000	16,000	-	-
Operating Lease Obligations	17,048,000	2,652,000	3,396,000	3,134,000	7,866,000
Total	$37,372,000	$4,273,000	$5,633,000	$4,785,000	$22,681,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations.  The Company has initially issued stock (valued at $500,000) and cash for assets and intellectual property, and has spent $3.7 million in Fiscal 2010 and $1.0 million in Fiscal 2011 to test the concept.  We expect to spend up to an additional $0.5 million in Fiscal 2011 to finalize the proof-of-concept.

In September 2010, the Company entered into a settlement agreement with respect to a lawsuit (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q).  As of December 31, 2010, the Company has recorded a $280,000 liability for a potential cash payment pursuant to a put agreement associated with the settlement, which payment will be due on March 21, 2011.  The payment amount will be adjusted based on the market value of the Company’s common stock on that date.  The potential obligation may be satisfied by a cash payment or issuance of additional shares of common stock at the option of the holder of the put option.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $19.1 million as of December 31, 2010.

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

 At December 31, 2010, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The deferred tax assets are fully reserved at December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   The Company had borrowings of $11.2 million on December 31, 2010 under term loan and mortgage agreements.  One term loan was subject to variable interest rates.  The weighted average interest rate paid during the first three months of fiscal 2011 was 6.8%.  For variable rate debt outstanding at December 31, 2010, a .25% increase in interest rates will increase annual interest expense by approximately $1,000.  Amounts that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate minus ..5% to plus .5% or LIBOR plus 2.0% to 3.0% and LIBOR plus 3.15% for the variable rate term loan.  The Company’s market risk exposure with respect to financial instruments is to changes in prime or LIBOR rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 2008, the Company was served with a complaint filed in the Superior court of the State of California for the County of Los Angeles by Aryana Farshad and Aryana F. Productions, Inc.  (“Farshad”).  The complaint alleged that Point.360 and its janitorial cleaning company failed to exercise reasonable care for the protection and preservation of Farshad’s film footage which was lost.  As a result of the defendants’ negligence, Farshad claimed to have suffered damages in excess of $2 million and additional unquantified general and special damages.  The lawsuit was settled in October 2010 for $120,000.

On October 6, 2009, DG FastChannel, Inc. (“DGFC”) filed a claim in the United States District Court Central District of California, alleging that the Company violated certain provisions of agreements governing transactions related to the August 13, 2007 sale of the Company’s advertising distribution business to DGFC.  DGFC alleged that (i) the Company did not fulfill its obligation to restrict a former employee from competing against DGFC subsequent to the transaction and, therefore, DGFC did not owe the Company $412,500 related to that portion of the transaction; (ii) the Company violated the noncompetition agreement between DGFC and the Company by distributing advertising content after the transaction; (iii) due to the violation of the noncompetition agreement, the post production services agreement that required DGFC to continue to vault its customers’ physical elements at the Company’s Media Center became null and void; and (iv) the Company must return all of DGFC’s vaulted material to DGFC.  DGFC also sought unspecified monetary damages.

In September 2010, a settlement between the parties included the following:  (1) The Company will be subject to a permanent injunction (until August 13, 2012) from competing in the commercial spot advertising  business (as defined), (2) the Company will deliver to DGFC vaulted elements which will result in an annual reduction of vaulting revenues of approximately $0.9 million, (3) the Company will not be entitled to $412,500 (relating to the working capital reconciliation), (4) the Company will issue 250,000 shares of common stock to DGFC and (5) the parties will enter into full mutual releases and will dismiss their respective claims with prejudice.  In connection with the settlement, the Company has indemnified its Chief Executive Officer against possible losses should DGFC exercise its right to put the stock to the related party on a specified future date, and there is a negative difference between the stated $500,000 value of the stock ($2.00 per share) and the market value on the date of the put.  The put may be exercised on the six-month anniversary of the settlement agreement. As of December 31, 2010 the Company has issued the 250,000 shares of common stock to DGFC and accrued approximately $0.2 million of estimated legal and other costs associated with the settlement.  The fair value of the put option recorded in other accrued expenses is $280,000 at December 31, 2010, with $95,000 expensed as a component of other income (loss) in the Condensed Consolidated Statement of Operations.

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

ITEM  6.  EXHIBITS

(a)	Exhibits

	10.1	2010 Incentive Plan of Point.360 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 18, 2010).

	10.2	Loan and Security Agreement dated January 14, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 14, 2011).

	10.3	Promissory Note dated January 14, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 14, 2011).

	31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: February 11, 2011	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)