Form 10-Q
period 2011-03-31
Point.360
filed 2011-05-13
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

☐Yes                ☑ No

As of March 31, 2011, there were 10,763,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
POINT.360
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30,	March 31,
	2010*	2011
Assets
Current assets:
Cash and cash equivalents	$249	$256
Accounts receivable, net of allowances for doubtful accounts of $393 and $343, respectively	7,581	7,537
Inventories, net	548	476
Prepaid expenses and other current assets	437	1,365
Prepaid income taxes	1,565	68
Total current assets	10,380	9,702

Property and equipment, net	20,157	17,678
Other assets, net	607	1,001
Total assets	$31,144	$28,381

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,038	$287
Current portion of capital lease obligations	159	213
Line of credit	-	1,200
Accounts payable	2,828	1,873
Accrued wages and benefits	1,432	1,380
Other accrued expenses	2,300	1,477
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	7,935	6,608

Notes payable, less current portion	9,383	9,978
Capital lease obligations, less current portion	263	210
Deferred gain on sale of real estate, less current portion	1,733	1,599

Total long-term liabilities	11,379	11,787

Total liabilities	19,314	18,395

Commitments and contingencies (Note 4)

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 and 10,763,166 shares issued and outstanding on June 30, 2010 and March 31, 2011, respectively	21,542	21,857
Additional paid-in capital	9,808	10,040
Accumulated (deficit)	(19,520)	(21,911)
Total shareholders’ equity	11,830	9,986

Total liabilities and shareholders’ equity	$31,144	$28,381

See accompanying notes to condensed consolidated financial statements.

*Amounts derived from audited financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011

Revenues	$9,511,000	$9,258,000	$29,184,000	$26,600,000
Cost of services sold	(7,014,000)	(5,990,000)	(21,355,000)	(18,485,000)

Gross profit	2,497,000	3,268,000	7,829,000	8,115,000
Selling, general and administrative expense	(3,353,000)	(3,221,000)	(10,846,000)	(10,182,000)
Research and development expense	(381,000)	(18,000)	(771,000)	(352,000)
Impairment of long lived assets	-	(684,000)	-	(684,000)

Operating (loss)	(1,237,000)	(655,000)	(3,788,000)	(3,103,000)
Interest expense	(219,000)	(216,000)	(668,000)	(611,000)
Interest income	-	-	9,000	62,000
Other income	74,000	1,083,000	340,000	1,261,000

Income (loss) before income taxes	(1,380,000)	212,000	(4,105,000)	(2,391,000)
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,380,000)	$212,000	$(4,105,000)	$(2,391,000)

Income (loss) per share:
Basic:
Net income (loss)	$(0.13)	$0.02	$(0.40)	$(0.22)
Weighted average number of shares	10,496,610	10,763,166	10,379,216	10,685,611
Diluted:
Net income (loss)	$(0.13)	$0.02	$(0.40)	$(0.22)
Weighted average number of shares including the dilutive effect of stock options	10,496,610	10,763,166	10,379,216	10,685,611

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31, (in thousands)
	2010	2011

Cash flows from operating activities:
Net loss	$(4,105)	$(2,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) on sale of fixed assets	(112)	(181)
Depreciation and amortization	2,691	2,752
Amortization of deferred gain on real estate	(89)	(134)
Provision for (recovery of) doubtful accounts	-	(50)
Stock compensation expense	188	232
Impairment of long lived assets	-	684
Amortization of non-compete agreement	9	5
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	1,701	93
(Increase) decrease in inventories	(168)	72
(Increase) in prepaid expenses and other current assets	(9)	(925)
Decrease in prepaid income taxes	-	1,497
(Increase) in other assets	(491)	(400)
(Decrease) increase in accounts payable	198	(955)
(Decrease) in accrued wages and benefits	(306)	(53)
(Decrease) in other accrued expenses	-	(822)
Net cash (used in) operating activities	(493)	(576)

Cash flows from investing activities:
Capital expenditures	(1,892)	(957)
Proceeds from sale of equipment or real estate	112	329
Investment in acquisitions	(200)	-
Net cash (used in) investing activities	(1,980)	(628)

Cash flows from financing activities:
Proceeds from line of credit, net	-	1,200
Issuance of common stock	-	315
(Repayment) of notes payable	(1,442)	(157)
(Repayment) of capital lease obligations	(115)	(147)
Net cash (used in) provided by financing activities	(1,557)	1,211
Net increase (decrease) in cash and cash equivalents	(4,030)	7
Cash and cash equivalents at beginning of period	5,235	249
Cash and cash equivalents at end of period	$1,205	$256

Selected cash payments and non-cash activities were as follows (in thousands):

	Nine Months Ended
	March 31,
	2010	2011
Cash payments for income taxes (net of refunds)	$(312)	$(1,497)
Cash payments for interest	$603	$542
Settlement of a lawsuit for common stock	$-	$315
Fixed assets purchased for common stock	$500	$-
Assets acquired through capital lease obligations	$54	$148

See accompanying notes to condensed consolidated financial statements.

POINT.360

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

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

The Company operates in two business segments from four post production and three Movie>Q locations.  Each post production location is electronically tied to the others and serves the same customer base.  Depending on the location size, the production equipment consists of tape duplication, feature movie and commercial ad editing, encoding, standards conversion, and other machinery.  Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements.  While all locations are not exactly the same, an order received at one location may be fulfilled at one or more “sister” facilities to use resources in the most efficient manner.

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

As of March 31, 2011, the Company had opened three Movie>Q “proof-of-concept” stores in Southern California.  The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the proof-of-concept, the Company may seek to rapidly expand the number of Movie>Q stores while further streamlining the design and production of the AIM system.  Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries.  The statements have been prepared in accordance with accepted accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.  Operating results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2010.  Certain immaterial reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.

Earnings Per Share

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):
	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2010	2011	2010	2011
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,497	10,763	10,379	10,686
Dilutive effect of outstanding stock options	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,497	10,763	10,379	10,686
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	70	0	33	32

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in each of the periods presented.  The effect of potentially dilutive securities for the three months ended March 31, 2010 and the nine month periods ended  March 31, 2011 and 2010 were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share).  While the Company reported a profit in the three months ended March 31, 2011, there were no dilutive securities.  Potentially dilutive securities in all periods (with the exception of the three months ended March 31, 2011) consist of stock options whose exercise price is less than the Company’s stock price at March 31, 2011.  The number of potentially dilutive shares at March 31, 2011 was 651,675.

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

Cash, the only Level 1 input applicable to the Company (there are no Level 2 or 3 inputs), is stated on the Condensed Consolidated Balance Sheets at fair value.

As of March 31, 2011 and June 30, 2010, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Impairment of long lived assets

In fiscal 2010, the Company acquired assets and technology from Kiosk Concepts, LLC and DVDs on the Run, Inc. for use in developing the Movie>Q proof of concept.  The assets included (i) vending machine type kiosks and related machinery, and (ii) an automated DVD management system.  The Movie>Q R&D project evaluated the capabilities and potential economics of both models.  In 2010, the Company opened three Movie>Q stores incorporating the automated inventory management (AIM) system while further investigating potential uses of the kiosk assets.  On March 31, 2011, the Company determined that the AIM system would be used exclusively for Movie>Q, and that the kiosk assets of the Movie>Q business segment were impaired for accounting purposes.

For purposes of impairment testing under ASC 360, we considered potential cash flows from the kiosk assets.  Since the decision was made to use the AIM system, and because the kiosk assets were easily separable from both the AIM assets and the chosen Movie>Q business model, separate kiosk cash flow evaluation was deemed appropriate.  The kiosks are specialty retail machines that could conceivably be employed by the Company or another entity to compete with the Redbox-type business, but the kiosks were significantly larger than the Redbox version, required software development to become functional, and would require potentially large expenditures to ship them to a buyer.  Because of these factors and our inability to attract a buyer, we deemed the potential cash flow from the kiosks to be negligible to zero, and that the salvage value is zero.

Due to the specialized nature of the assets, management’s decision not to use the kiosk assets in Movie>Q, no perceived alternative use for the assets, and no indicated market value for the assets, management determined that $684,000 of kiosk assets were fully impaired as of March 31, 2011.

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

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined.  The loan and security agreement provides for interest at prime rate plus 2% (currently 5.25%), with an interest floor of 5.25%.  In addition, the Company will pay a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility.  Amounts outstanding under the agreement will be secured by all of the Company’s assets other than real estate.  In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined.  As of March 31, 2011, the Company owed $1.2 million under the credit agreement.

In August 2009 the Company entered into a 15 month credit agreement which provided up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The remaining $225,000 outstanding balance at December 31, 2010 was paid in January 2011 and the agreement was terminated.

In July 2008, the Company entered into a Promissory Note with a bank (the “note”) in order to purchase land and a building that had been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million).  Pursuant to the note, the company borrowed $6,000,000 which was payable in monthly installments of principal and interest on a fully amortized base over 30 years at an initial five-year interest rate of 7.1% and thereafter at a variable rate equal to LIBOR plus 3.6% (6.4% as of the purchase date).  The mortgage debt is secured by the land and building.

 In June 2009, the Company entered into a $3,562,500 Purchase Money Promissory Note secured by a Deed of Trust for the purchase of land and a building.  The note bears interest at 7% fixed for ten years.  The principal amount of the note is payable on June 12, 2019.  The note is secured by the property.

On December 30, 2005, the Company entered into a $10 million term loan agreement.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement.  The term loans were repaid in full in January 2011.

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinate to that of the $3 million credit agreement and other term and mortgage debt.  The note is due in 48 monthly installments of $20,000 (including interest at 3% per annum) and can be prepaid at any time.  The total amount due under the note is subject to a 12.5% or 6% discount if completely paid within 12 months or 18 months, respectively.  As of March 31, 2011, $0.9 million remained outstanding under the note.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate.  The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain.  Additionally, the Company received $0.5 million from the purchaser for improvements.  In accordance with the Accounting Standards Codification, the gain will be amortized over the initial 15-year lease term as reduced rent.  Net proceeds at the closing of the sale and improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt.  A $500,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheet as of March 31, 2011.

The lease is treated as an operating lease for financial reporting purposes.  After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000, increasing annually thereafter based on the Consumer Price Index change from year to year.

Property and equipment consist of the following as of March 31, 2011:
Land	$3,985,000
Buildings	9,247,000
Machinery and equipment	36,760,000
Leasehold improvements	6,843,000
Computer equipment	7,370,000
Equipment under capital lease	819,000
Office equipment, CIP	613,000
Less accumulated depreciation and amortization	(47,959,000)
Property and equipment, net	$17,678,000

NOTE 4- COMMITMENTS AND CONTINGENCIES

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

In September 2010, a settlement between the parties included the following:  (1) The Company will be subject to a permanent injunction (until August 13, 2012) from competing in the commercial spot advertising  business (as defined), (2) the Company will deliver to DGFC vaulted elements which will result in an annual reduction of vaulting revenues of approximately $0.9 million, (3) the Company will not be entitled to $412,500 (relating to the working capital reconciliation), (4) the Company will issue 250,000 shares of common stock to DGFC and (5) the parties will enter into full mutual releases and will dismiss their respective claims with prejudice.  DGFC also received the right to sell the shares to the Company’s Chief Executive Officer for $500,000 on the six-month anniversary date of the agreement.  As of March 31, 2011 the Company had issued the 250,000 shares of common stock to DGFC and accrued approximately $0.2 million of estimated legal and other costs associated with the settlement.

In connection with the settlement, the Company indemnified its Chief Executive Officer against possible losses should DGFC exercise its right to put the stock to the Chief Executive Officer, and there is a negative difference between the stated $500,000 value of the stock ($2.00 per share) and the market value on the date of the put.  Alternatively, the Chief Executive Officer had the right to sell the 250,000 shares to the Company for $500,000.  The fair value of the Chief Executive Officer’s put option recorded in other accrued expenses in December 2010 was $280,000, with $95,000 expensed in the quarter ended December 31, 2010, $57,500 recorded in the quarter ended March 31, 2011, and $152,500 recorded in the nine months ended March 31, 2011, as a component of other income (loss) in the Condensed Consolidated Statement of Operations.

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

In April 2011, the Chief Executive Officer purchased from DGFC the put shares for $500,000, and the Company purchased from the Chief Executive Officer the 250,000 shares for $500,000 and immediately canceled the shares.  In the quarter ended March 31, 2011, the fair value of the put option recorded in accrued expenses was increased from $280,000 to $338,000, with the $58,000 difference being expensed in the quarter as a component of other income (loss).  The total put option expense for the nine months ended March 31, 2011 was $153,000.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings except as described above.

NOTE 5- INCOME TAXES

The Company reviewed its ASC 740-10 documentation for the periods through March 31, 2011 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through March 31, 2011.  Based on Company’s review of its tax positions as of March 31, 2011, no new uncertain tax positions have resulted nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of March 31, 2011, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the three  and nine month periods ended March 31, 2011 because future realizability of such benefit was not considered to be more likely than not.  At March 31, 2011, the Company had a gross deferred tax asset of $10.0 million, and a corresponding valuation allowance of $10.0 million.  At June 30, 2010, the Company had a gross deferred tax asset of $7.6 million, and a corresponding valuation allowance of $7.6 million.

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

The Company was notified by the Franchise Tax Board in April 2011 of its intent to audit California tax returns for the fiscal years ended June 30, 2008 and 2009.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations.  Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2011 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three and nine month periods ended March 31, 2011 was $76,000 and $232,000, respectively.

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

During each of the quarter and nine month periods ended March 31, 2010 and 2011, the Company granted awards of stock options as follows:
	2007 Plan		2010 Plan
	Options	Exercise	Options	Exercise
	Granted	Price per Share	Granted	Price per Share
Quarter ended March 31, 2010	316,500	$1.29	-	-
Quarter ended March 31, 2011	329,800	$0.86	222,200	$0.86
Nine months ended March 31, 2010	346,500	$1.27	-	-
Nine months ended March 31, 2011	374,800	$0.89	222,200	$0.86

The estimated fair value of all awards granted during the nine-month 2011 period was $0.3 million.  For the 2011 period, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.33%
Expected term (years)	5.0
Volatility	67%
Expected annual dividends	-

The following table summarizes the status of the 2007 and 2010 Plan as of March 31, 2011:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,964,800	222,200	2,187,000
Options available for grant	23,200	3,777,800	3,801,000

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance at June 30, 2010	1,631,075	$1.58	$0.71

Granted	15,000	1.27	0.66
Exercised	-	-	-
Cancelled	(12,825)	2.06	1.06

Balance at September 30, 2010	1,633,250	$1.56	$0.71
Granted	30,000	1.15	0.65
Exercised	-	-	-
Cancelled	(5,125)	1.54	0.68

Balance at December 31, 2010	1,658,125	$1.56	$0.71
Granted	552,000	0.86	0.49
Exercised	-	-	-
Cancelled	(23,125)	1.40	0.62

Balance at March 31, 2011	2,187,000	1.39	0.66

As of March 31, 2011, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2011 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of March 31, 2011

Employees – Outstanding	1,982,000	$1.38	3.14	$-
Employees – Expected to Vest	1,860,755	$1.38	3.12	$-
Employees – Exercisable	858,250	$1.66	2.26	$-

Non-Employees – Outstanding	205,000	$1.49	2.84	$-
Non-Employees – Expected to vest	205,000	$1.49	2.84	$-
Non-Employees – Exercisable	165,000	$1.46	2.84	$-

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at March 31, 2011, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of March 31, 2011 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	968	1.9 Years	$1.79	729	$1.79
$1.37	30	2.6 Years	$1.37	30	$1.37
$1.29	308	3.9 Years	$1.29	78	$1.29
$1.27	15	4.5 Years	$1.27	-	$1.27
$1.20	257	2.9 Years	$1.20	126	$1.20
$1.15	30	4.6 Years	$1.15	30	$1.15
$1.05	30	3.6 Years	$1.05	30	$1.05
$0.86	549	4.8 Years	$0.86	-	$0.86

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

No triggering events occurred in the nine months ended March 31, 2011.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2010 to March 31, 2011 (in thousands):

	Common Stock	Paid-in Capital	Retained (Deficit)	Shareholders’ Equity

Balance, June 30, 2010	$21,542	$9,808	$(19,520)	$11,830
Stock-based compensation expense	-	67	-	67
Net income (loss)	-	-	(2,014)	(2,014)
Stock issuance	500	-	-	500
Balance, September 30, 2010	22,042	9,875	(21,534)	10,383

Stock issuance reclassification	(185)			(185)
Stock-based compensation expense		89		89
Net income (loss)	-	-	(589)	(589)
Balance, December 31, 2010	21,857	9,964	(22,123)	9,698

Stock-based compensation expense	-	76	-	76
Net income (loss)	-	-	212	212
Balance, March 31, 2011	$21,857	$10,040	$(21,911)	$9,986

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.   No shares were acquired pursuant to the repurchase program during the three and nine month periods ended March 31, 2011 or 2010.

NOTE 10- SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles.  Our two segments are Point.360 and Movie>Q.  The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the nine months ended March 31, 2011 and 2010.  Allocations for internal resources were made for the nine months ended March 31, 2011 and 2010.  The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations.  Cash was not segregated between the two segments but retained in the Point.360 segment.

The types of services provided by each segment are summarized below:

Point.360 - The Point.360 segment provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content.  Point.360 provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The segment’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Point.360	$9,109	$9,511	$26,178	$29,184
Movie>Q	148	-	421	-
Consolidated revenue	$9,257	$9,511	$26,599	$29,184

Operating loss(1)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Point.360	$187	$(1,237)	$(1,501)	$(3,788)
Movie>Q	(842)	-	(1,602)	-
Operating loss	$(655)	$(1,237)	$(3,103)	$(3,788)

	June 30,	March 31,
Total Assets	2010	2011
Point.360	$28,413	$26,211
Movie>Q	2,731	2,170
Consolidated assets	$31,144	$28,381

(1) Includes R&D expenses related to the Movie>Q project

NOTE 11- SETTLEMENT

In March 2011, the Company and HCVT, the Company’s tax advisors, entered into a Release and Settlement Agreement, pursuant to which the Company would receive $1 million for the Company’s complete release of any claim against HCVT concerning HCVT’s representation relating to a litigation matter.  The settlement amount is included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet and in Other Income in the Condensed Consolidated Statements of Operations as of, and for the quarter ended, March 31, 2011.  The $1 million was received in April 2011.

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs.  Labor, facility and depreciation expenses constitute approximately 85% of our revenues.  Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We continue to look for opportunities to solidify and expand our businesses.  During the fiscal year ending June 30, 2010 and the nine months ended March 31, 2011, we have completed the following:

•	We consolidated our former Hollywood and Eden FX facilities into another Company location.

•	We purchased assets and intellectual property in conjunction with a research and development project to create three “proof-of-concept” Movie>Q stores.

•	We developed the Movie>Q automated inventory system.

•	We closed down our New York facility due to continuing economic uncertainty in that market.

•	We established a new $3 million credit facility.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues.  Revenues were $9.3 million for the three months ended March 31, 2011, compared to $9.5 million for the three months ended March 31, 2010.  Approximately $0.7 million of the decline in revenues in the current quarter was due to the move of the operations of one of our Hollywood facilities (“Highland”) to another Company location.   We expect to sustain the current revenue levels at the combined West Los Angeles location.  Content storage revenues for the current quarter were reduced by $0.2 million due to the settlement of a lawsuit, which reduction will be ongoing.   As of June 30, 2010, we decided to close down our New York facility, which generated $0.3 million of revenue in the prior year quarter.  These revenue shortfalls were offset by increased sales of $0.7 million at our Burbank operations.  Although physical moves adversely affected revenues, we will continue to search for operating efficiencies to increase income.  We are continuing to invest in high definition and digital capabilities where demand is expected to grow.   We believe our high definition and digital service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended March 31, 2011, total costs of services were 65% of sales compared to 74% in the prior year.   Our combined West Los Angeles operational costs were reduced by $0.6 million due to lower sales.  Additional cost reductions of $0.5 million were realized in the current quarter with the closure of our New York facility in June 2010.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.  In the foreseeable future, the cost of tape stock used in our operations is expected to increase due to the March 2011 Japan earthquake.  The resulting damage to our tape suppliers’ production facilities has caused a disruption in the supply of some tape types.  We cannot predict how long the interruption will continue, or the impact on pricing or customer ordering patterns resulting from the disaster.

Gross Profit.  In the three months ended March 31, 2011, gross margin was 35% of sales, compared to 26% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.2 million (35% of sales) in the three months ended March 31, 2011 as compared to $3.4 million (35% of sales) in the same period last year.  SG&A personnel costs decreased $0.3 million in the current period when compared to last year’s period.

Research and Development Expense.  During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The Movie>Q stores will contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management (AIM) system  contained in 1,200 to 1,600 square feet of retail space for each store.  As of March 31, 2011, three Movie>Q stores were completed.  Expenses associated with R&D activities were $18,000 for the quarter ended March 31, 2011.

Impairment of Long Lived Assets.  During the period ended March 31, 2011, the Movie>Q R&D proof of concept was completed.  With the selection of the AIM system as the operative DVD distribution method, we determined that the kiosk assets were impaired for accounting purposes, resulting in an impairment charge of $684,000.

Operating (Loss). Operating losses were $0.7 million in the fiscal 2011 period compared to $1.2 million in the fiscal 2010 period.

Interest Expense.   Net interest expense was $0.2 million in both the 2011 and 2010 periods.

Other Income. Other income represents principally sublease income, a one-time $1.0 million claim settlement, and a gain on sale of fixed assets, offset by the change in fair value relating to the put option agreement.

Net Loss. Net income was $0.2 million in the fiscal 2011 period, compared to a net loss of $1.4 million in the 2010 period.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Revenues.  Revenues were $26.6 million for the nine months ended March 31, 2011, compared to $29.2 million for the nine months ended March 31, 2010.  Approximately $2.7 million of the decline in revenues in the current period were due to the move of the operations of one of our Hollywood facilities (“Highland”) to another Company location.   We expect to sustain recent revenue levels at the combined West Los Angeles facility.  Content storage revenues for the current period were reduced by $0.8 million due to the settlement of a lawsuit, which reduction will be ongoing.   As of June 30, 2010, we decided to close down our New York facility, which generated $0.8 million of revenue in the prior year period.  Although physical moves adversely affected revenues, we will continue to search for operating efficiencies to increase income.  We are continuing to invest in high definition and digital capabilities where demand is expected to grow.   Our Burbank locations’ revenues increased $1.5 million over the prior year period.  We believe our high definition and digital service platform will attract additional business in the future.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the nine months ended March 31, 2011, total costs of services were 69% of sales compared to 79% in the prior year.   Our combined West Los Angeles operational costs were reduced by $1.7 million due to lower sales.  Additional cost reductions of $1.4 million were realized in the current period with the closure of our New York facility in June 2010.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.  In the foreseeable future, the cost of tape stock used in our operations is expected to increase due to the March 2011 Japan earthquake.  The resulting damage to our tape suppliers’ production facilities has caused a disruption in the supply of some tape types.  We cannot predict how long the interruption will continue, or the impact on pricing or customer ordering patterns resulting from the disaster.

Gross Profit.  In the nine months ended March 31, 2011, gross margin was 31% of sales, compared to 27% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $10.2 million (38% of sales) in the nine months ended March 31, 2011 as compared to $10.8 million (37% of sales) in the same period last year.  SG&A personnel costs decreased $0.6 million in the current period when compared to last year’s period.

Research and Development Expense.  During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The Movie>Q stores will contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management (AIM) system  contained in 1,200 to 1,600 square feet of retail space for each store.  As of March 31, 2011, three Movie>Q stores were completed.  Expenses associated with R&D activities were $0.4 million and $0.8 million for the periods ended March 31, 2011 and 2010 respectively.

Impairment of Long Lived Assets.  During the period ended March 31, 2011, the Movie>Q R&D proof of concept was completed.  With the selection of the AIM system as the operative DVD distribution method, we determined that the kiosk assets were impaired for accounting purposes, resulting in an impairment charge of $684,000.

Operating (Loss). Operating losses were $3.1 million in the fiscal 2011 period compared to $3.8 million in the fiscal 2010 period.

Interest Expense.   Net interest expense was $0.6 million in the 2011 and $0.7 million in the 2010 period.

Other Income. Other income represents principally sublease income, a one-time $1.0 million lawsuit settlement, and a gain on sale of fixed assets, offset by the change in fair value relating to the put option agreement.

Net Loss. Net losses were $2.4 million and $4.1 million in the fiscal 2011 and 2010 periods.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

On December 30, 2005, the Company entered into a $10 million term loan agreement.  On March 30, 2007, the Company entered into an additional $2.5 million term loan agreement. Both loans were repaid in full in January 2011.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinated to that of the $3 million credit agreement and other term and mortgage debt.  The note is due in 48 monthly installments of $20,000 plus interest at 3% per annum and can be prepaid at any time.  The total amount due under the note is subject to a 12.5% or 6% discount if totally paid within 12 months or 18 months, respectively.  As of March 31, 2011, $0.9 million remained outstanding under the note.

In March 2011, the Company received $1 million in settlement of a claim, and prepaid $333,000 of the above $1 million note.

Monthly and annual principal and interest payments due under the term debt and mortgages are approximately $264,000 and $3.1 million, respectively, assuming no change in interest rates.

In August 2009 the Company entered into a 15 month credit agreement which provided up to $5 million of revolving credit based on 80% of acceptable accounts receivables, as defined.  The remaining $225,000 outstanding balance at December 31, 2010 under the credit agreement was paid in January 2011, and the agreement was terminated.

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined.  The loan and security agreement provides for interest at prime rate plus 2% (currently 5.25%), with an interest floor of 5.25%.  In addition, the Company will pay a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility.  Amounts outstanding under the agreement will be secured by all of the Company’s assets other than real estate.  In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined.  As of March 31, 2011, the Company owed $1.2 million under the credit agreement.

The following table summarizes the March 31, 2011 amounts outstanding under our line of credit, note payable, and term (including capital lease obligations) and mortgage loans:

Line of credit	$1,200,000
Current portion of notes payable, capital leases and mortgages	500,000
Long-term portion of notes payable, capital leases and mortgages	10,188,000

Total	$11,888,000

The Company’s cash balance increased from $249,000 on July 1, 2010 to $256,000 on March 31, 2011, due to the following:

Balance July 1, 2010	$249,000
Line of credit borrowings	1,200,000
Increase in notes payable	957,000
Capital expenditures for equipment	(957,000)
Debt principal and interest payments	(1,113,000)
Income tax refund (including interest)	1,553,000
Research and development costs	(352,000)
Repayment of current liabilities	(1,829,000)
Changes in other assets and liabilities	548,000
Balance March 31, 2011	$256,000

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

In the first nine months of fiscal 2011, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent.  Sales outstanding in accounts receivable have increased from approximately 69 days to 77 days within the last 12 months, indicating major studios may delay payments in response to the general economic slowdown.  However, we do not expect days sales outstanding to materially fluctuate in the future.

As of March 31, 2011, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $489,000 per year.

In March 2009, the lease on one of our facilities in Hollywood, CA (“Highland”) expired and the Company became a holdover tenant.  The landlord issued a Notice to Quit which required us to move out of the facility.  The Highland operations have been housed at another Company facility.  Our Eden FX facility was moved to our West Los Angeles location in September 2010.  No further rent was due on the closed New York facility after December 2010.

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

The following table summarizes contractual obligations as of March 31, 2011 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$10,265,000	$287,000	$616,000	$394,000	$8,968,000
Long Term Debt Interest Obligations (1)	8,901,000	691,000	1,323,000	1,216,000	5,671,000
Capital Lease Obligations	422,000	213,000	209,000	-	-
Capital Lease Interest Obligations	38,000	27,000	11,000	-	-
Operating Lease Obligations	16,664,000	2,564,000	3,174,000	3,138,000	7,788,000
Line of Credit Obligations	1,200,000	1,200,000	-	-	-
Total	$37,490,000	$4,982,000	$5,333,000	$4,748,000	$22,427,000

     (1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations.  The Company has initially issued stock (valued at $500,000) and cash for assets and intellectual property, and has spent $3.7 million in Fiscal 2010 and $1.0 million in Fiscal 2011 to test the concept.  We finalized the proof-of-concept in March 2011.  Further expansion of Movie>Q will require additional funding, the amount of which will depend on the number of stores to be opened.

In September 2010, the Company entered into a settlement agreement with respect to a lawsuit (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q).  In April 2011, the Company made a $500,000 cash payment pursuant to a put agreement associated with the settlement.

During the past year, the Company has generated sufficient cash to meet operating, capital expenditure and debt service needs and most of its other obligations.  The Company also received in July 2010 a refund of $1.5 million in federal income taxes for the tax year 2006, and a $1 million settlement of a claim in April 2011.  When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria.  In our opinion, the Company will continue to be able to fund its needs for the foreseeable future.

We will continue to consider the acquisition of businesses which compliment our current operations and possible real estate transactions.  Consummation of any acquisition, real estate or other expansion transaction by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing line of credit and term loans.  In the current economic climate, additional financing may not be available.  Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

When we determine that the carrying value of  intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $17.7 million as of March 31, 2011.

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

 At March 31, 2011, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The deferred tax assets are fully reserved at March 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.   The Company had borrowings of $11.9 million on March 31, 2011 under line of credit, note payable and mortgage agreements.  The line of credit and one mortgage loan were subject to variable interest rates.  The weighted average interest rate paid during the first nine months of fiscal 2011 was 7.0%.  For variable rate debt outstanding at March 31, 2011, a .25% increase in interest rates will increase annual interest expense by approximately $3,000.  Amounts outstanding or that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate plus 9.2% (12.45% as of March 31, 2011).  The Company’s market risk exposure with respect to financial instruments is to changes in the prime rate.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

In September 2010, a settlement between the parties included the following:  (1) The Company will be subject to a permanent injunction (until August 13, 2012) from competing in the commercial spot advertising  business (as defined), (2) the Company will deliver to DGFC vaulted elements which will result in an annual reduction of vaulting revenues of approximately $0.9 million, (3) the Company will not be entitled to $412,500 (relating to the working capital reconciliation), (4) the Company will issue 250,000 shares of common stock to DGFC and (5) the parties will enter into full mutual releases and will dismiss their respective claims with prejudice.  DGFC also received the right to sell the shares to the Company’s Chief Executive Officer for $500,000 on the six-month anniversary date of the agreement.  As of March 31, 2011 the Company had issued the 250,000 shares of common stock to DGFC and accrued approximately $0.2 million of estimated legal and other costs associated with the settlement.

In connection with the settlement, the Company indemnified its Chief Executive Officer against possible losses should DGFC exercise its right to put the stock to the Chief Executive Officer, and there is a negative difference between the stated $500,000 value of the stock ($2.00 per share) and the market value on the date of the put.  Alternatively, the Chief Executive Officer had the right to sell the 250,000 shares to the Company for $500,000.  The fair value of the Chief Executive Officer’s put option recorded in other accrued expenses in December 2010 was $280,000, with $95,000 expensed in the quarter ended December 31, 2010, $57,500 recorded in the quarter ended March 31, 2011, and $152,500 recorded in the nine months ended March 31, 2011, as a component of other income (loss) in the Condensed Consolidated Statement of Operations.

In November 2010, DGFC filed an ex parte application for enforcement of the settlement agreement and related stipulated injunction alleging that the Company violated the terms thereof and seeking an order enforcing the settlement agreement, an order to assess civil contempt charges and other remedies, and an order referring criminal allegations against the Company to the U.S. Attorney’s Office.  After several hearings, the Court did not find Point.360 to be in contempt or refer the matter to the U.S. Attorney’s Office, but instead appointed a special master to further investigate certain of DGFC’s allegations.  The Company believes it has substantially performed its obligations under the settlement agreement and is fully cooperating with the special master’s investigation.  Potential liability related to the outcome of the investigation cannot be determined at this time.  The Company has accrued estimated legal fees associated with this action.

In April 2011, the Chief Executive Officer purchased from DGFC the put shares for $500,000, and the Company purchased from the Chief Executive Officer the 250,000 shares for $500,000 and immediately canceled the shares.  In the quarter ended March 31, 2011, the fair value of the put option recorded in accrued expenses was increased from $280,000 to $338,000, with the $58,000 difference being expensed in the quarter as a component of other income (loss).

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

10.4
Amended and Restated Promissory Note dated March 7, 2011 of the Company to Crestmark Bank (incorporated by refrence to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.5
Amendment No. 1 to Schedule to Loan and Security Agreement dated March 7, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.6	Release and Settlement Agreement dated March 8, 2011 between the Company and Holthouse, Carlin & Van Trigt LLP.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: May 13, 2011	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)