Form 10-K
period 2011-06-30
Point.360
filed 2011-09-23
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 001-33468

 POINT.360
(Exact name of registrant as specified in its charter)
California	01-0893376
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2777 North Ontario Street, Burbank, CA	91504
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (818) 565-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
Common Stock, no par value	NASDAQ Capital Market

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
Yes  ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated Filer ☐

Non-accelerated filer	☐	Smaller reporting company	☑

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2010) was approximately $5.0 million.  As of August 31, 2011, there were 10,513,166 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (to be filed by October 28, 2011) relating to its 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” below, in connection with considering any forward-looking statements that may be made in this Form 10-K and elsewhere by us and our businesses generally. Except to the extent of obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Capital Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

We seek to capitalize on growth in demand for the services related to the manipulation and distribution of rich media content without assuming the production or ownership risk of any specific television program, feature film, advertising or other form of content. The primary users of our services are entertainment studios that generally choose to outsource such services due to the sporadic demand and the fixed costs of maintaining a high-volume physical plant.  We also plan to serve the DVD and video game rental market which has been at least partially abandoned by the closedown of Movie Gallery/Hollywood Video and Blockbuster video rental stores.

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

Video and Data Editing.   Digital editing services are located in Burbank and West Los Angeles, California. The editing suites are equipped with state-of-the-art digital editing equipment, including the Film Master Nucoda and Avid® Symphony Nitris which provides precise and repeatable electronic transfer of data, video and/or audio information from one or more sources to a new master and production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, DVD compression masters, infomercials, commercials, movie trailers, electronic press kits, specials, and corporate and educational presentations.

Graphics and Animation.  We offer creative services for television main title creation.  Innovative artists work in conjunction with producers on concepts for new television series.  Through computer graphics interface, we create animated characters or other animated concepts.

Digital Color Correction.  Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a digital video format.  Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. We transfer film and data to digital formats using Spirit,  4k Telecine equipment, daVinci® 2k, and Digital Vision Film Master color correction systems.    The re-mastering of studio film and television libraries to the HDTV broadcast standard has become a growing portion of our film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

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

Archival Services.  We currently store approximately 400,000 videotape, audio and film elements in a protected environment.  The storage and handling of videotape, audio and film elements require specialized security and environmental control procedures.  We perform secure management archival services in all of our operating facilities and our state-of-the-art Media Center in Los Angeles.  We offer on-line access to archival information for advertising clients, and may offer this service to other clients in the future.

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

As of June 30, 2010, we had opened three Movie>Q “proof-of-concept” stores in Southern California.  Each store employs an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives,  Movie>Q offers 10,000-15,000 unit selections to customers at competitive low rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

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

We solicit the motion picture and television industries to generate revenues.  In the fiscal years ended June 30, 2009, 2010 and 2011, five major motion picture studios accounted for approximately 48%, 58% and 63% of Point.360’s revenues, respectively.  Sales to Twentieth Century Fox and affiliates comprised 21%, 23% and 27% of revenues in those periods, respectively, and sales to Deluxe Media were 14% of sales in 2010 and 13% of sales in 2011.  Sales to Disney were 13% of sales in 2011.  Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

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

We have a sales and customer service staff of approximately 36 people, and we provide services 24 hours per day.  This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver content.

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

Employees

The Company had approximately 250 full-time employees as of June 30, 2011.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

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

Point.360 had losses in each of the five fiscal years ended June 30, 2011 due, in part, to increased price competition, the cost of being a publicly traded company and a number of unusual charges.  There is no assurance as to future profitability on a quarterly or annual basis.

Point.360 previously breached its credit agreements, and we may do so in the future.

Due to lower operating cash amounts resulting from reduced sales levels and the consequential net losses, Point.360 breached certain covenants of its credit facility.  The breaches were temporarily cured based on amendments and forbearance agreements among Point.360 and the banks.

Although we were in a cash positive position as of June 30, 2011 and expect to be for the foreseeable future, if we continue to incur losses in the future, there is a risk that we will default under financial covenants contained in any new credit agreements and/or will not be able to pay off revolving or term loans when due.  If a default condition exists in future banking arrangements, all amounts that may be outstanding under the new agreements will be due and payable which could materially and adversely affect our business.

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

Although we have an active client list of approximately 1,500 customers, five motion picture studios and and/or their affiliates accounted for approximately 48%, 58% and 63% of our revenues in the fiscal years ended June 30, 2009, 2010 and 2011,  respectively.  Twentieth Century Fox (and affiliates) accounted for 21%, 23% and 27% in the fiscal years ended June 30, 2009, 2010 and 2011, respectively.  Sales to Deluxe Media were 14% of sales in the year ended June 30, 2010 and 13% of sales in the year ended June 30, 2011, while sales to Disney were 13% of sales in the year ended June 30, 2011.  If one or more of these companies were to stop using our services, our business could be adversely affected.  Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact those industries.

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

Through June 30, 2011, we have spent approximately $4.7 million ($0.5 million in stock and $4.2 million in cash) to develop the Movie>Q concept and open three proof-of-concept stores.  A rapid roll out of stores is contemplated based on the success of the proof-of-concept.  We will require significant financing to implement a roll out, which financing may not be available on reasonable terms, if at all.  While we believe the Movie>Q alternative provides an attractive alternative for consumers in the DVD and video game rental market, there can be no assurance of success.

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

We are dependent on the efforts and abilities of certain senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer.  The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained.  Mr. Bagerdjian beneficially owns approximately 52% of Point.360’s outstanding stock.  Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with Point.360.  In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing, and technical personnel.  The competition for qualified personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects.  There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

Our operating results have varied in the past, and may vary in the future, depending on factors such as sales volume fluctuations due to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, the ability of our customers to finance projects, general economic factors and other factors.  In fiscal 2009, we impaired goodwill in full, and in fiscal 2011, we impaired certain assets.  As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.  Our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others.  For example, the 12,000-member Writer’s Guild of America began a strike on November 5, 2007 which affected portions of our business, which strike was not settled until February 12, 2008.   In any period, our revenues are subject to variation based on changes in the volume and mix of services performed.  It is possible that in a future quarter our operating results will be below the expectations of equity research analysts and investors.  In such event, the price of our common stock would likely be materially adversely affected.

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

Our common stock began public trading on August 14, 2007.  Due to the Company’s failure to maintain a stock price of $1.00, the Company was notified by Nasdaq that its stock would be delisted if the closing bid price of the stock fails to reach $1.00 per share for 10 consecutive trading days before January 9, 2012.  There is no assurance that an active trading market will be sustained in the future.

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

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, no public post-production company exists that is directly comparable to our size, scale and service offerings. As such, investors may find it difficult to accurately value our common stock, which may cause our common stock price to trade above or below our true value.

Your percentage ownership in the Company may be diluted in the future.

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees.  We have adopted the 2007 Equity Incentive Plan and the 2010 Incentive Plan, which provide for the grant of equity based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants.

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

Our Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owns approximately 52% of our common stock.  By virtue of his stock ownership, Mr. Bagerdjian may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (1) the election of the Board of Directors, (2) amendments to our Articles of Incorporation and (3) approval of mergers and other significant corporate transactions.  The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.   PROPERTIES

The Company currently owns or leases 10 facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2012 to 2021.  The following table sets forth the location and approximate square footage of the Company's properties:

Square Footage
Hollywood, CA (owned)	18,300
Burbank, CA (owned)	32,000
Burbank, CA (leased)	45,500
Los Angeles, CA (leased)	64,600
Los Angeles, CA (leased)	13,400
Westminster, CA (leased)	1,300
Costa Mesa, CA (leased)	1,200
La Mirada, CA (leased)	1,600
Norco, CA (leased)	1,200
Murietta, CA (leased)	1,100

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

In connection with the settlement, the Company indemnified its Chief Executive Officer against possible losses should DGFC exercise its right to put the stock to the Chief Executive Officer, and there is a negative difference between the stated $500,000 value of the stock ($2.00 per share) and the market value on the date of the put.  Alternatively, the Chief Executive Officer had the right to sell the 250,000 shares to the Company for $500,000.  In April 2011, the Chief Executive Officer purchased from DGFC the put shares for $500,000, and the Company purchased from the Chief Executive Officer the 250,000 shares for $500,000 and immediately canceled the shares.  In the fiscal year ended June 30, 2011, the put option expense was $152,000.

In November 2010, DGFC filed an ex parte application for enforcement of the settlement agreement and related stipulated injunction alleging that the Company violated the terms thereof and seeking an order enforcing the settlement agreement, an order to assess civil contempt charges and other remedies, and an order referring criminal allegations against the Company to the U.S. Attorney’s Office.  In September 2011, the Court denied the ex parte application.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings except as described above.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During fiscal 2010 and 2011, the Company's Common Stock was traded on the NASDAQ Global and Capital Markets under the symbol PTSX. The following table sets forth, the high and low closing price per share for the Common Stock for each quarter of the fiscal years ended June 30, 2010 and 2011.

	Common Stock
	Low	High
Year Ended June 30, 2010
First Quarter	$1.16	$1.55
Second Quarter	$1.05	$1.53
Third Quarter	$1.24	$1.54
Fourth Quarter	$1.54	$2.29

Year Ended June 30, 2011
First Quarter	$1.13	$1.80
Second Quarter	$0.82	$1.47
Third Quarter	$0.53	$0.95
Fourth Quarter	$0.47	$0.78

On August 31, 2011, the closing sale price of the Common Stock as reported on the Nasdaq Capital Market $0.70 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

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

Stock Repurchases

In April 2011, the Company purchased from its Chief Executive Officer 250,000 shares for $500,000 and immediately cancelled the shares.  The purchase was made in connection with a settlement agreement described in Item 3.  Legal Proceedings.

ITEM 6.  SELECTED FINANCIAL DATA

The following data, insofar as they relate to the calendar year 2006, and the fiscal years ended June 30, 2007 to 2011 have been derived from the Company’s annual financial statements.  This information should be read in conjunction with the Financial Statements and Notes thereto (particularly Note 1 with respect to the Spin-off of the Company from Old Point.360 on August 14, 2007) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.  All amounts are shown in thousands, except per share data.

	Year Ended Dec 31,	Six Months Ended June 30,		Year Ended June 30,
Statement of Operations Data	2006	2006 (unaudited)	2007	2007 (unaudited)	2008	2009	2010	2011
Revenues	$43,533	$21,692	$20,850	$42,691	$45,150	$45,619	$39,735	$35,222

Cost of Services sold	(29,976)	(14,948)	(15,760)	(30,788)	(31,156)	(31,023)	(28,461)	(24,343)

Gross Profit	13,557	6,744	5,090	11,903	13,994	14,596	11,274	10,879

Selling, general and administrative expense	(13,554)	(6,995)	(7,071)	(13,631)	(14,611)	(16,500)	(15,981)	(13,197)

Research and development costs	-	-	-	-	-	-	(1,115)	(352)

Restructuring costs	-	-	-	-	(513)	-	(745)	-

Impairment charges	-	-	-	-	-	(9,961)	-	(684)

Operating income (loss)	3	(251)	(1,981)	(1,728)	(1,130)	(11,865)	(6,567)	(3,354)

Interest expense, net	(659)	(448)	(263)	(473)	(205)	(628)	(927)	(804)

Other income	-	-	-	-	100	396	537	1,347

(Provision for) benefit from income tax	342	280	607	668	292	(363)	-	-

Net (loss)	$(314)	$(419)	$(1,637)	$(1,533)	$(943)	$(12,460)	$(6,957)	$(2,811)

Pro forma (loss) per share	$(0.03)	$(0.04)	$(0.16)	$(0.15)	$(0.09)	$(1.20)	$(0.67)	$(0.26)

Pro forma weighted average common share outstanding	10,554	10,554	10,554	10,554	10,554	10,358	10,405	10,647

	Year Ended December 31,				Year Ended June 30,
Other Data	2006		2007		2008	2009		2010	2011

Capital expenditures	$2,064		$839		$1,925	$16,586	(3)	$2,189	$1,258

Selected Balance Sheet Data

Cash and cash equivalents	-		$7,302		$13,056	$5,235		$249	$355

Working capital	1,325		9,814		16,497	10,048		2,445	2,885

Property and equipment, net	12,850	(1)	11,330		8,667	20,417		20,157	17,153

Total assets	33,482	(1)	38,103		42,358	37,394		31,144	25,395

Due to parent company	5,690	(1)	5,871		-	-		-	-

Invested or shareholders' equity	17,424	(2)	24,035	(2)	30,800	18,009		11,830	9,489

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs.  Labor, facility and depreciation expenses consume approximately 84% of our revenues.  Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We continue to look for opportunities to solidify and expand our businesses.  During the fiscal years ended June 30, 2010 and 2011, we have completed the following:

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

	Twelve Months Ended June 30,
	2009		2010		2011
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$45,619	100.0	$39,735	100.0	$35,222	100.0
Costs of services sold	(31,023)	(68.0)	(28,461)	(71.6)	(24,343)	(69.1)
Gross profit	14,596	32.0	11,274	28.4	10,879	30.9
Selling, general and administrative expense	(16,500)	(36.2)	(15,981)	(40.2)	(13,197)	(37.5)
Research and development costs	-	-	(1,115)	(2.8)	(352)	(1.0)
Restructuring costs	-	-	(745)	(1.9)	-	-
Impairment charges	(9,961)	(21.8)	-	-	(684)	(1.9)
Allocation of Old Point.360 corporate expenses	-	-	-	-	-	-
Operating (loss)	(11,865)	(26.0)	(6,567)	(16.5)	(3,354)	(9.5)
Interest expenses, net	(628)	(1.3)	(927)	(2.3)	(804)	(2.3)
Other income	396	0.8	537	1.3	1,347	3.8
Income taxes	(363)	(0.8)	-	-	-	-
Net loss	$(12,460)	(27.3)	$(6,957)	(17.5)	$(2,811)	(8.0)

Twelve Months Ended June 30, 2011 Compared to Twelve Months Ended June 30, 2010

Revenues.  Revenues were $35.2 million for the twelve months ended June 30, 2011, compared to $39.7 million for the twelve months ended June 30, 2010.  Approximately $3.3 million of the decline in revenues in the current year was due to the move of the operations of one of our Hollywood facilities (“Highland”) to our West Los Angeles location.   We expect to sustain the current revenue levels at the combined West Los Angeles location.  Content storage revenues for fiscal 2011 were reduced by $1.0 million due to the settlement of a lawsuit, which reduction will be ongoing.   As of June 30, 2010, we decided to close down our New York facility, which generated $1.1 million of revenue in the prior year period.  These revenue shortfalls were offset by increased sales of $0.8 million at our Digital Film Labs operations.  Although physical moves adversely affected revenues, we will continue to search for operating efficiencies to increase income.  We are continuing to invest in high definition and digital capabilities where demand is expected to grow.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the year ended June 30, 2011, total costs of services were 69% of sales compared to 72% in the prior year.   Our combined West Los Angeles cost of services were reduced by $2.3 million due to lower sales.  Additional cost reductions of $1.8 million were realized in the current year with the closure of our New York facility in June 2010.  Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure.  In the foreseeable future, the cost of tape stock used in our operations may continue to be higher than prior year levels due to the March 2011 Japan earthquake.  The resulting damage to our tape suppliers’ production facilities has caused a disruption in the supply of some tape types.  We cannot predict how long the interruption will continue, or the impact on pricing or customer ordering patterns resulting from the disaster.

Gross Profit.  In the twelve months ended June 30, 2011, gross margin was 31% of sales, compared to 28% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase staff capabilities to satisfy potential customer demand. If the expected demand does not materialize, we will adjust personnel levels.  We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $13.2 million (38% of sales) in the twelve months ended June 30, 2011 as compared to $16.0 million (40% of sales) in the same period last year.  SG&A personnel costs decreased $1.3 million in the current period when compared to last year’s period.

Research and Development Expense.  During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The Movie>Q stores will contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management (AIM) system  contained in 1,200 to 1,600 square feet of retail space for each store.  As of June 30, 2011, three Movie>Q stores were completed.  Expenses associated with R&D activities were $1,115,000 and $352,000 for the years ended June 30 2010 and 2011, respectively.

Impairment of Long Lived Assets.  During the fiscal year ended June 30, 2011, the Movie>Q R&D proof of concept was completed.  With the selection of the AIM system as the operative DVD distribution method, we determined that certain kiosk assets were impaired for accounting purposes, resulting in an impairment charge of $684,000.

Operating (Loss). Operating losses were $3.4 million in the fiscal 2011 period compared to $6.6 million in the fiscal 2010 period.

Interest Expense.   Net interest expense was $0.8 million in the 2011 period, and $0.9 million in the 2010 period.

Other Income. Other income represents principally sublease income of $0.3 million, a one-time $1.0 million claim settlement, and a gain on sale of fixed assets of $0.2 million, offset by the change in fair value of $0.2 million relating to the put option agreement.

Net Loss. Net loss was $2.8 million in the fiscal 2011 period, compared to a net loss of $7.0 million in the 2010 period.

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

Impairment Charge.  As part of the Company’s annual assessment of goodwill impairment required by the Accounting Standards Codification Topic 350 at June 30, 2009, the Company determined that goodwill was fully impaired, and recorded an impairment charge of $10 million.

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

Other Income. Other income represents principally sublease income of $0.3 million and gain on sale of fixed assets of $0.2 million.

Net Income (Loss). Net loss for 2010 was $7.0 million compared to $12.5 million in 2009.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinated to that of the $3 million credit agreement and other term and mortgage debt.  The note is due in 48 monthly installments of $20,000 plus interest at 3% per annum and can be prepaid at any time.  The total amount due under the note is subject to a 12.5% or 6% discount if totally paid within 12 months or 18 months, respectively.  As of June 30, 2011, $0.5 million remained outstanding under the note.

In April 2011, the Company received $1 million in settlement of a claim, and prepaid $333,000 of the above $1 million note.

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

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined.  The loan and security agreement provides for interest at prime rate plus 2% (currently 5.25%), with an interest floor of 5.25%.  In addition, the Company will pay a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility.  Amounts outstanding under the agreement are secured by all of the Company’s assets other than real estate and are payable on demand.  In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined.  As of June 30, 2011, the Company owed $1.2 million under the credit agreement.

The following table summarizes the June 30, 2011 amounts outstanding under our line of credit, note payable, and term (including capital lease obligations) and mortgage loans:

Line of credit	$1,173,000

Current portion of notes payable, capital leases and mortgages	536,000
Long-term portion of notes payable, capital leases and mortgages	9,711,000

Total	$11,420,000

The Company’s cash balance increased from $249,000 on July 1, 2010 to $355,000 on June 30, 2011, due to the following:

Balance July 1, 2010	$249,000
Line of credit borrowings	1,173,000
Decrease in notes payable	(581,000)
Capital expenditures for equipment	(1,258,000)
Income tax refund (including interest)	1,553,000
Settlement of claim	1,000,000
Research and development costs	(352,000)
Repayment of accounts payable	(1,553,000)
Changes in other assets and liabilities	124,000
Balance June 30, 2011	$355,000

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

In fiscal 2011, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent.  Sales outstanding in accounts receivable have decreased from approximately 73 days to 69 days within the last 12 months.  We do not expect days sales outstanding to materially fluctuate in the future.

As of June 30, 2011, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $489,000 per year.

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

The following table summarizes contractual obligations as of June 30, 2011 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long Term Debt Principal Obligations	$9,841,000	$300,000	$396,000	$204,000	$8,941,000
Long Term Debt Interest Obligations (1)	8,698,000	678,000	1,289,000	1,211,000	5,520,000
Capital Lease Obligations	406,000	236,000	170,000	-	-
Capital Lease Interest Obligations	32,000	24,000	8,000	-	-
Operating Lease Obligations	18,734,000	2,535,000	3,809,000	3,802,000	8,588,000
Line of Credit Obligations	1,173,000	1,173,000	-	-	-
Total	$38,884,000	$4,946,000	$5,672,000	$5,217,000	$23,049,000

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

In September 2010, the Company entered into a settlement agreement with respect to a lawsuit (see Note 8 of Notes to Consolidated Financial Statements in this Form 10-K).  In April 2011, the Company made a $500,000 cash payment pursuant to a put agreement associated with the settlement.

During the past year, the Company had generated sufficient cash flow to meet operating, capital expenditure and debt service needs and most of its other obligations.  The Company also received in July 2010 a refund of $1.5 million in federal income taxes for the tax year 2006, and a $1 million settlement of a claim in April 2011.  When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria.  In our opinion, the Company will continue to be able to fund its needs for the foreseeable future.

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

Valuation of long-lived and intangible assets.   Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of the Company’s total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

When we determine that the carrying value of  intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $17.2 million as of June 30, 2011.

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

At June 30, 2011, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The deferred tax assets are fully reserved at June 30, 2011.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance does not have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.   The Company had borrowings of $11.4 million on June 30, 2011 under line of credit, note payable and mortgage agreements.  The line of credit and one mortgage loan were subject to variable interest rates.  The weighted average interest rate paid during fiscal 2011 was 7.2%.  For variable rate debt outstanding at June 30, 2011, a .25% increase in interest rates will increase annual interest expense by approximately $3,000.  Amounts outstanding or that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate plus 9.2% (12.45% as of June 30, 2011).  The Company’s market risk exposure with respect to financial instruments is to changes in the prime rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Point.360
Burbank, California

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiaries (collectively the “Company”) as of June 30, 2010 and 2011, and the related consolidated statements of operations, invested and shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2011.  Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

SingerLewak LLP

Los Angeles, California
September 22, 2011

Point.360
Consolidated Balance Sheets
(in thousands)

	June 30,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$249	$355
Accounts receivable, net of allowances for doubtful accounts of $393 and $351, respectively	7,581	6,347
Inventories, net	548	517
Prepaid expenses and other current assets	437	216
Prepaid income taxes	1,565	68
Total current assets	10,380	7,503

Property and equipment, net	20,157	17,153
Other assets, net	607	739
Total assets	$31,144	$25,395

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,038	$1,473
Current portion of capital lease obligations	159	236
Accounts payable	2,828	1,274
Accrued wages and benefits	1,432	1,058
Other accrued expenses	2,300	399
Current portion of deferred gain on sale of real estate	178	178

Total current liabilities	7,935	4,618

Notes payable, less current portion	9,383	9,541
Capital lease obligations, less current portion	263	170
Deferred gain on sale of real estate, less current portion	1,733	1,554
Other long term liabilities	-	23

Total long-term liabilities	11,379	11,288

Total liabilities	19,314	15,906

Commitments and contingencies (Notes 6 and 8)	-	-

Shareholders’ equity
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 shares issued and outstanding on June 30, 2010 and 2011	21,542	21,695
Additional paid-in capital	9,808	10,125
Accumulated deficit	(19,520)	(22,331)
Total shareholders’ equity	11,830	9,489

Total liabilities and shareholders’ equity	$31,144	$25,395

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended June 30,
	2009	2010	2011

Revenues	$45,619	$39,735	$35,222
Cost of services sold	(31,023)	(28,461)	(24,343)

Gross profit	14,596	11,274	10,879

Selling, general and administrative expense	(16,500)	(15,981)	(13,197)
Research and development expense	-	(1,115)	(352)
Impairment charges	(9,961)	-	(684)
Restructuring costs	-	(745)	-

Operating loss	(11,865)	(6,567)	(3,354)

Interest expense	(675)	(937)	(857)
Interest income	47	10	53
Other income (expense), net	396	537	1,347

Loss before income taxes	(12,097)	(6,957)	(2,811)

Provision for income taxes	(363)	-	-

Net loss	$(12,460)	$(6,957)	$(2,811)

Basic and diluted loss per share	$(1.20)	$(0.67)	$(0.26)

Weighted average number of shares	10,358	10,405	10,647

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Invested and Shareholders’ Equity
(in thousands)

		Common Stock
	Invested Equity	Shares	Dollars	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance on June 30, 2008	$-	10,554	$21,583	$9,320	$(103)	$30,800
Purchases of common stock		(405)	(558)	-	-	(558)
Share based compensation expense				227		227
Net loss	-	-	-	-	(12,460)	(12,460)
Balance on June 30, 2009	$-	10,149	$21,025	$9,547	$(12,563)	$18,009
Acquisition of assets	-	342	500	-	-	500
Share issuance	-	10	-	-	-	-
Exercise of stock options	-	12	17	-	-	17
Share based compensation expense				261		261
Net loss	-	-	-	-	(6,957)	(6,957)
Balance on June 30, 2010	$-	10,513	$21,542	$9,808	$(19,520)	$11,830
Share issuance	-	250	315	-	-	315
Share repurchase	-	(250)	(162)	-	-	(162)
Share based compensation expense	-	-	-	317	-	317
Net loss	-	-	-	-	(2,811)	(2,811)
Balance on June 30, 2011	$-	10,513	$21,695	$10,125	$(22,331)	$9,489

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2009	2010	2011

Cash flows from operating activities:
Net loss	$(12,460)	$(6,957)	$(2,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of fixed assets	(152)	(234)	(181)
Impairment loss	9,842	-	684
Depreciation and amortization	4,964	3,598	3,578
Amortization of deferred gain on sale of real estate…	(178)	(178)	(178)
Provision for (recovery of) doubtful accounts	(4)	(144)	(42)
Stock compensation expense	227	261	317
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable	(1,372)	911	1,276
(Increase) decrease in inventories	100	(147)	31
(Increase) decrease in prepaid expenses and other current assets	(587)	87	222
(Increase) decrease in prepaid income taxes	(436)	312	1,497
(Increase) decrease in other assets	674	(14)	(132)
(Decrease) increase in accounts payable	(8)	1,120	(1,553)
Increase (decrease) in accrued wages and benefits	(671)	(6)	(2,276)
Increase (decrease) in other accrued expenses and other long term liabilities	404	1,080	23
(Increase) decrease in deferred tax asset	700	-	-
Net cash and cash equivalents provided by (used in) operating activities	1,043	(311)	455

Cash flows from investing activities:
Capital expenditures	(16,586)	(2,189)	(1,258)
Proceeds from sale of equipment or real estate	-	234	181
Investments in acquisitions	-	(650)	-
Net cash and cash equivalents used in investing activities	(16,586)	(2,605)	(1,077)

Cash flows from financing activities:
Issuance (Repurchase) of common stock	(557)	-	153
Exercise of stock options	-	17	-
(Repayment of) proceeds from notes Payable	7,702	(1,930)	592
Proceeds from (repayment of) capital lease obligations	577	(157)	(17)
Net cash provided by (used in) financing activities	7,722	(2,070)	728
Net increase (decrease) in cash and cash equivalents	(7,821)	(4,986)	106

Cash and cash equivalents at beginning of year	13,056	5,235	249
Cash and cash equivalents at end of year	$5,235	$249	$355

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Notes to Consolidated Financial Statements

1.   THE COMPANY:

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

The accompanying Consolidated Financial Statements include the accounts and transactions of the Company, and those of the Company’s subsidiaries.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

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

Certain jobs specify that many discrete tasks must be performed which require up to four months to complete.  In such cases, we use the proportional performance method for recognizing revenue.  Under the proportional performance method, revenue is recognized based on the value of services already completed on each specific element.

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

 At June 30, 2011, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The deferred tax assets are fully reserved at June 30, 2011.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period.  Our five largest studio customers represented 47%, 69% and 75% of accounts receivable at June 30, 2009, 2010 and 2011 respectively.  Twentieth Century Fox (and affiliates) accounted for 22%, 23% and 34% of accounts receivable in the years ended June 30, 2009, 2010, and 2011, respectively.  Deluxe Media accounted for 12%, 35% and 9% of accounts receivable in the years ended June 30, 2009, 2010, and 2011, respectively.  The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 48%, 58% and 63% of net sales for the years ended June 30, 2009, 2010 and 2011, respectively.  Twentieth Century Fox (and affiliates) accounted for 21%, 23% and 27% of sales in the years ended June 30, 2009, 2010 and 2011, respectively.  Sales to Deluxe Media were 14% of sales in the year ended June 30, 2010 and 13% of sales in the year ended June 30, 2011, while sales to Disney were 13% of sales in the year ended June 30, 2011.

Inventories

Inventories comprise raw materials, principally tape stock, DVD’s, and games, and are stated at the lower of cost or market.  Cost is determined using the average cost method.  The rental library for the Movie>Q stores consists of DVD’s and games available for rental by customers.  Because of the relatively short useful lives of these products, we view these assets to be current assets.  We utilize the accelerated method of amortization because it approximates the demand for the product.  A nominal residual value is established.  Movie>Q amortization expense totaled $51,000 and $228,000 for the years ended June 30, 2010 and 2011, respectively.

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

Goodwill

The Company evaluates its goodwill on an annual basis and when events and circumstances indicate that the carrying amount of an asset may not be recoverable.  Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the operating model or strategy and competitive forces.  If the independent appraisal or other indicator of value of the asset or the expected discounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  In 2007, fair value was determined using an independent appraisal, which was then compared to the carrying amount of the Company including goodwill.  In 2008 and 2009, the discounted cash flow method was used to evaluate goodwill impairment and included cash flow estimates for those and subsequent years.  As a result of the 2009 evaluation, the Company impaired its goodwill in full and recorded a charge of $10 million as of June 30, 2009.

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

As of June 30, 2011 and June 30, 2010, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

When we determine that the carrying value of  intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $17.2 million as of June 30, 2011.

Valuation of long-lived and intangible assets.   Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of the Company’s total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

Due to the specialized nature of the assets, management’s decision not to use the kiosk assets in Movie>Q, no perceived alternative use for the assets, and no indicated market value for the assets, management determined that the kiosk assets were fully impaired and recorded an impairment loss of $684,000 in the year ended June 30, 2011.

Pro Forma Earnings (Loss) Per Share

The Company has historically followed Accounting Standards Codification No. 260, “Earnings per Share” (“ASC 260”), and related interpretations for reporting earnings per share.  ASC 260 requires dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period.  Diluted EPS reflects the potential dilution that could occur if a company had a stock option plan and stock options were exercised using the treasury stock method. While the Company is subject to ASC 260, pro forma earnings per share in the accompanying Consolidated Statements of Operations for periods prior to the separation have been calculated based on the actual number of the Company’s shares outstanding upon separation.

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Year Ended June 30,
	2009	2010	2011
Weighted average number of common shares outstanding used in computation of basic EPS	10,358	10,405	10,647
Dilutive effect of outstanding stock options	-	-	-
Weighted average number of common and potential common shares outstanding used in computation of Diluted EPS	10,358	10,405	10,647
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	13	97	2

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in each of the periods presented.  The effect of potentially dilutive securities for all periods were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share).  Potentially dilutive securities in all periods consist of stock options whose exercise price is less than the Company’s stock price at June 30, 2011.  The number of anti-dilutive shares were 279,050, 639,475 and 0 as of June 30, 2009, 2010 and 2011, respectively.

Supplemental Cash Flow Information

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended June 30,
	2009	2010	2011
Cash payments for income taxes (net of refunds)	$97	$(312)	$(1,497)
Cash payments for interest	$603	$816	$824
Fixed assets purchased for stock	$-	$500	$-

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance does not have a material impact on our financial statements.

3.  ACQUISITIONS:

On September 29, 2009, the Company acquired the assets of Kiosk Concepts, a general partnership for a purchase price of approximately $500,000 through the issuance of 342,466 shares of its common stock. The purchase price included $0.3 million of property and equipment and $0.2 million of deposits acquired. Substantially all of the assets purchased were new and had not been placed in service as of the acquisition date.  No liabilities were assumed.  The acquisition will enable to the Company to expand its service offerings by using the assets to develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores have the capacity of up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained approximately 1,200 to 1,600 square feet of retail space for each store.

The Company has spent $4.7 million as of June 30, 2011 to create three “proof of concept” locations.  The Company expects to seek expansion capital to increase the number of stores depending on the success of the “test” stores.  The new stores will provide consumers with an alternative to renting or acquiring DVDs from big box stores (e.g., Blockbuster), on-line vendors (e.g., Netflix), and stand-alone kiosks (e.g., Redbox).

In a separate transaction, on November 15, 2009, the Company purchased the stock of DVDs On the Run, Inc. (“DOR”) for $650,000.  The assets of DOR consisted of intellectual property (“IP”) related to mechanical receipt, storage and dispensing of DVDs.  The software and mechanical designs formed the backbone of the automated store DVD system.  The entire $650,000 purchase price of DOR stock was assigned to IP, the estimated fair value.

These acquisitions were accounted for as business combinations. On the date of acquisition, the transaction was not material to the Company’s financial position.  Accordingly, pro forma financial amounts are not presented.  The allocation of the purchase price to the tangible assets acquired is based on the replacement cost and estimates from management to calculate fair value.

During the years ended June 30, 2010 and 2011, the Company incurred $1,115,000 and $352,000, respectively, of costs associated with the acquisitions of Kiosk Concepts and DOR, consisting of transaction expenses ($55,000 in the twelve-month period) and project consulting costs ($1,060,000) associated with the automated stores.  These expenses are reflected as research and development expenses in the Consolidated Statements of Operations.

4.  PROPERTY AND EQUIPMENT:

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate.  The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain.  Additionally, Old Point.360 received $0.5 million from the purchaser for improvements.  In accordance with the Accounting Standards Codification 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent.  Net proceeds at the closing of the sale and the improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt.  A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Consolidated Balance Sheet as of June 30, 2011.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000 and increasing annually there after based on the consumer price index change from year to year.

Property and equipment consist of the following:

	June 30,
	2010	2011

Land	$3,985,000	$3,985,000
Building	9,239,000	9,254,000
Machinery and equipment	36,023,000	36,891,000
Leasehold improvements	6,716,000	6,843,000
Computer equipment	7,206,000	7,459,000
Equipment under capital lease	671,000	856,000
Office equipment, CIP	1,716,000	602,000
Less accumulated depreciation and amortization	(45,399,000)	(48,737,000)
Property and equipment, net	$20,157,000	$17,153,000

Depreciation is expensed over the estimated lives of buildings (39 years), machinery and equipment (7 years), computer equipment (5 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $4,964,000, $3,547,000 and $3,357,000 for the years ended June 30, 2009, 2010 and 2011, respectively.  Machinery and equipment includes leased property under capital leases with a cost of $671,000 (with a net book value of $213,000) and $819,000 (with a net book value of $223,000) as of June 30, 2010 and 2011, respectively.

5.  401(K) PLAN:

The Company has a 401(K) plan, which covers substantially all employees.  Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested.  The Company matches one-fourth of the first 4% contributed by the employee.  Contributions to the plan related to employees of the Company were, $99,000, $94,000 and $81,000 in the years ended June 30, 2009, 2010 and 2011, respectively.

6.  LONG TERM DEBT AND NOTES PAYABLE:

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined.  The loan and security agreement provides for interest at prime rate plus 2% (currently 5.25%), with an interest floor of 5.25%.  In addition, the Company will pay a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility.  Amounts outstanding under the agreement are secured by all of the Company’s assets other than real estate and are payable on demand.  In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined.  As of June 30, 2011, the Company owed $1.2 million under the credit agreement.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinate to that of the $3 million credit agreement and other term and mortgage debt.  The note is due in 48 monthly installments of $20,000 (including interest at 3% per annum) and can be prepaid at any time.  The total amount due under the note is subject to a 12.5% or 6% discount if completely paid within 12 months or 18 months, respectively.  As of June 30, 2011, $0.5 million remained outstanding under the note.

Annual maturities for debt under term note and mortgage obligations as of June 30, 2011 are as follows:

2012	$1,709,000
2013	454,000
2014	112,000
2015	99,000
2016	105,000
Thereafter	8,941,000
$11,420,000

7. INCOME TAXES:

The Accounting Standards Codification provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company reviewed its ASC 740-10 tax documentation for the periods through June 30, 2011 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through June 30, 2011.  Based on Company’s review of its tax positions as of June 30, 2010 and June 30, 2011, no new uncertain tax positions have been determined; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of June 30, 2011, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the year ended June 30, 2011 because future realizability of such benefit was not considered to be more likely than not.  At June 30, 2010 and 2011, the Company had gross deferred tax assets of $7.6 million and $9.1 million, respectively, and corresponding valuation allowances of $7.6 million and $9.1 million, respectively.

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

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the years ended June 30, 2009, 2010 and 2011 consists of the following (in thousands):

	Year Ended June 30,
	2009	2010	2011
Current tax (benefit) expense:
Federal	$(283)	$-	$-
State	(55)	-	-

Total current	(338)	-	-

Deferred tax (benefit) expense:
Federal	(3,516)	(2,119)	(1,155)
State	(1,008)	(534)	(318)
Valuation allowance	5,224	2,653	1,473
Total deferred	700	-	-

Total provision for (benefit from) for income taxes	$362	$-	$-

The composition of the deferred tax assets (liabilities) at June 30, 2009, 2010 and 2011 are listed below:

	2009	2010	2011

Accrued liabilities	$327,000	$855,000	$189,000
Allowance for doubtful accounts	230,000	169,000	151,000
Other	14,000	12,000	15,000
Total current deferred tax assets	571,000	1,036,000	355,000

Property and equipment	511,000	(92,000)	467,000
Goodwill and other intangibles	3,103,000	2,466,000	1,828,000
State net operating loss carry forward	485,000	3,860,000	6,108,000
Other	554,000	349,000	334,000
Valuation allowance	(5,224,000)	(7,619,000)	(9,092,000)
Total non-current deferred tax liabilities	(571,000)	(1,036,000)	(355,000)

Net deferred tax liability	$-	$-	$-

At the end of each fiscal year, the Company updates its reconciliation of book and tax differences based on the tax return of the previous fiscal year filed with the Internal Revenue Service in the third quarter of the current fiscal year.  Any resulting adjustments are reflected in the table above in the fiscal year in which the adjustments were determined.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended June 30,
	2009	2010	2011
Federal tax computed at statutory rate	34%	34%	34%

State taxes, net of federal benefit and net operating loss limitation	6%	6%	6%
Valuation allowance	(46)%	(40)%	(51)%
Other (meals and entertainment)	3%	0%	11%

Tax provision	(3)%	0%	0%

8.  COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases office and production facilities, vehicles and data processing equipment in California under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2011 are as follows for the indicated fiscal years ended June 30:

2012	$2,536,000
2013	1,951,000
2014	1,858,000
2015	1,887,000
2016	1,915,000
Thereafter	8,588,000
Total minimum payments required	$18,735,000

*Minimum payments have not been reduced by minimum sublease rentals for $2,919,000 due in the future under noncancelable subleases.

In June 2011, the Company entered into a lease amendment which was effective as of June 3, 2011 with the landlord of the Company’s Media Center facility.  The amendment provides that the landlord will provide up to $2 million to improve the premises.  Amounts spent for improvements will be repaid by the Company to the landlord over the remaining 10-year term of the lease, plus interest calculated at 8.5% per annum.  The amounts to be paid constitute additional rents under the lease.  If the entire $2 million is used, rents in the above schedule will increase as follows:

2012	$208,000
2013	320,000
2014	320,000
2015	320,000
2016	320,000
Thereafter	1,523,000
Total minimum payments required	$3,011,000

If the Company does not use the entire $2 million allowance, the rents will be proportionately reduced.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended June, 30,
	2009	2010	2011
Rent Expense:	$3,437,000	$3,613,000	$2,514,000
Less: Sublease rentals	(318,000)	(350,000)	(299,000)
	$3,119,000	$3,263,000	$2,215,000

As of June 30, 2011, the Company leased five of its seven facilities under operating leases.  The operating leases expire on dates ranging from 2012 to 2021.  The leases contain options to extend the primary term ranging from 3 to 20 years at either a stated or the then fair rental value.  The Company subleases approximately 16,000 square feet of space at its Media Center facility to an outside party (under terms and conditions similar to the Company’s primary lease) at a rental rate of $25,000 monthly, which expires in 2021.  Sublease income is included in other income in the consolidated statements of operations.

The Company’s vehicle and data processing equipment operating leases expire during the next three years.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Severance Agreements

On September 30, 2003 Old Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2011, and are renewed automatically on an annual basis thereafter  unless notice is received terminating the agreement by September 30 of the preceding year.  The severance agreements contain a “Golden Parachute” provision. The Company assumed these severance agreements.

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

In connection with the settlement, the Company indemnified its Chief Executive Officer against possible losses should DGFC exercise its right to put the stock to the Chief Executive Officer, and there is a negative difference between the stated $500,000 value of the stock ($2.00 per share) and the market value on the date of the put.  Alternatively, the Chief Executive Officer had the right to sell the 250,000 shares to the Company for $500,000.  In April 2011, the Chief Executive Officer purchased from DGFC the put shares for $500,000, and the Company purchased from the Chief Executive Officer the 250,000 shares for $500,000 and immediately canceled the shares.  In the fiscal year ended June 30, 2011, the put option expense was $152,000.

In November 2010, DGFC filed an ex parte application for enforcement of the settlement agreement and related stipulated injunction alleging that the Company violated the terms thereof and seeking an order enforcing the settlement agreement, an order to assess civil contempt charges and other remedies, and an order referring criminal allegations against the Company to the U.S. Attorney’s Office.  In September 2011, the Court denied the ex parte application.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.  Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three years ended June 30, 2011 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Consolidated Statements of Operations for the periods reported in this Form 10-K is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the years ended June 30, 2009, 2010 and 2011 were $227,000, $261,000 and $316,000, respectively.

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

During the fiscal years ended June 30, 2009, 2010 and 2011, the Company granted awards of stock options as follows:

	2009	2010	2011
Stock option awards	309,450	356,500	672,000
Weighted average Exercise price	$1.21	$1.29	$0.86

As of June 30, 2011, there were options outstanding to acquire 2,233,000 shares at an average exercise price of $1.36 per share.  The estimated fair value of all awards granted during the years ended June 30, 2009, 2010 and 2011 were $129,000, $210,000 and $331,000, respectively.   The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2009	2010	2011
Risk-free interest rate	2.39%	2.26%	1.87%
Expected term (years)	5.0	5.0	5.0
Volatility	48%	65%	64%
Expected annual dividends	-	-	-

The following table summarizes the status of the 2007 and 2010 Plans as of June 30, 2011:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,938,375	295,100	2,233,475
Options available for grant	49,625	3,704,900	3,754,525

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2008	1,045,600	$1.79	$0.85
Granted	309,450	$1.21	$0.42
Exercised	-	$-	$-
Cancelled	(33,025)	$1.78	$0.84

Balance at June 30, 2009	1,322,025	$1.66	$0.75
Granted	356,500	$1.29	$0.59
Exercised	(12,000)	$1.40	$0.85
Cancelled	(35,450)	$1.66	$0.76

Balance at June 30, 2010	1,631,075	$1.58	$0.71
Granted	672,000	$0.86	$0.49
Exercised	-	$-	$-
Cancelled	(69,600)	$1.60	$0.74

Balance at June 30, 2011	2,233,475	$1.36	$0.65

As of June 30, 2011, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.5 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2009, 2010 and 2011 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

As of June 30, 2009

Employees – Outstanding	1,192,045	$1.65	3.86	$-
Employees – Expected to Vest	1,074,195	$1.65	3.86	$-
Employees – Exercisable	228,525	$1.79	3.63	$-

Non-Employees – Outstanding	130,000	$1.69	3.80	$-
Non-Employees – Vested	55,000	$1.56	4.03	$-
Non-Employees – Exercisable	55,000	$1.56	4.03	$-

As of June 30, 2010

Employees – Outstanding	1,461,075	$1.58	3.24	$204,000
Employees – Expected to Vest	1,376,000	$1.58	3.21	$184,000
Employees – Exercisable	499,000	$1.72	2.75	$24,000

Non-Employees – Outstanding	170,000	$1.61	3.20	$23,000
Non-Employees – Vested	110,000	$1.47	3.31	$23,000
Non-Employees – Exercisable	110,000	$1.47	3.31	$23,000

As of June 30, 2011

Employees – Outstanding	2,028,475	$1.35	2.98	$-
Employees – Expected to Vest	825,628	$1.35	2.98	$-
Employees – Exercisable	834,800	$1.66	1.73	$-

Non-Employees-Outstanding	205,000	$1.49	2.59	$-
Non-Employees-Vested	165,000	$1.46	2.59	$-
Non-Employees-Exercisable	165,000	$1.46	2.59	$-

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at June 30, 2011, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of June 30, 2011 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	948	1.6 Years	$1.79	711	$1.79
$1.37	30	2.4 Years	$1.37	30	$1.37
$1.29	306	3.6 Years	$1.29	77	$1.29
$1.27	15	4.2 Years	$1.27	-	$1.27
$1.20	251	2.6 Years	$1.20	122	$1.20
$1.15	30	4.4 Years	$1.15	30	$1.15
$1.05	30	3.4 Years	$1.05	30	$1.05
$0.86	547	4.6 Years	$0.86	-	$0.86
$0.75	75	4.9 Years	$0.75	-	$0.75

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

No triggering events occurred in the year ended June 30, 2011.

11.  RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2010, we ceased operation in our New York facility due to economic factors.  Certain costs associated with terminating the lease, severance and other associated expenses totaling $745,000 were treated as restructuring costs.  All matters related to this decision were completed in fiscal 2011.

12.  STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock purchase plan.  The board authorized the open market purchase at such times and prices determined at the discretion of management.  In fiscal 2009, the Company purchased 404,710 shares for $558,000.  In fiscal 2010 and 2011, the Company did not purchase shares.

13.  SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles.  Our two segments are Point.360 and Movie>Q.  The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for 2010 and 2011.  Allocations for internal resources were made for the fiscal years ended June 30, 2011 and 2010.  The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations.  Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Year Ended June 30,
	2010	2011
Point.360	$39,668	$34,667
Movie>Q	67	555
Consolidated revenue	$39,735	$35,222

Operating loss(1)	Year Ended June 30,
	2010	2011
Point.360	$(5,289)	$(1,503)
Movie>Q	(1,278)	(1,851)
Operating loss	$(6,567)	$(3,354)

Total Assets	Year Ended June 30,
	2010	2011
Point.360	$28,413	$23,608
Movie>Q	2,731	1,787
Consolidated assets	$31,144	$25,395

(1) Includes R&D expenses related to the Movie>Q project

14.  SETTLEMENT:

In March 2011, the Company and HCVT, the Company’s tax advisors, entered into a Release and Settlement Agreement, pursuant to which the Company received $1 million for the Company’s complete release of any claim against HCVT concerning HCVT’s representation relating to a litigation matter.  The settlement amount is included in Other Income in the Consolidated Statements of Operations for the year ended, June 30, 2011.

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended June 30, 2009	$541,000	$48,000	$—	$(52,000)	$537,000
Year ended June 30, 2010	$537,000	$41,000	$—	$(185,000)	$393,000
Year ended June 30, 2011	$393,000	$36,000	$—	$(78,000)	$351,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2011, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

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

   We have since reviewed and documented the controls regarding the proportional performance method and have trained personnel involved in such controls.  The material weakness has also been remediated by an additional level of review by senior personnel at the Company. We tested the newly implemented controls and found them to be effective and have concluded as of June 30, 2011, this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in internal control over financial reporting occurred during the year ended June 30, 2011 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

ITEM 9B.  OTHER INFORMATION

On September 22, 2011, the Company’s Board of Directors approved an amendment to Article VI, Section E, of Company’s bylaws to permit notice of shareholders’ meetings by electronic transmission. The full text of the amended bylaws is set forth in Exhibit 3.3 to this Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On July 3, 2003 and May 30, 2007, the Company adopted a Code of Ethics (the “Code”) applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other employees.  Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and shareholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code.  The text of the Code has been posted on the Company’s website (www.point360.com).  A copy of the Code can be obtained free-of-charge upon written request to:

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

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Form Proxy Statement to be filed by October 29, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2011

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      Documents Filed as Part of this Report:

(1, 2)      Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – June 30, 2010 and June 30, 2011
Consolidated Statements of Operations – Fiscal Years Ended December June 30, 2009, 2010 and 2011
Consolidated Statements of Invested and Shareholders’ Equity –Fiscal Years Ended June 30, 2009, 2010 and 2011
Consolidated Statements of Cash Flows –Fiscal Years Ended June 30, 2009, 2010 and 2011
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

10.25	Standard Loan Agreement dated August 25, 2009 between the Registrant and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on August 28, 2009)

10.26	Amendment No. 1 to 2007 Equity Incentive Plan of Point.360 dated February 10, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on February 12, 2010)

10.27	Settlement Agreement dated September 21, 2010 between the Company and DG Fastchannel, Inc. (incorporated by reference to Exhibit 10.3 of the form 10-Q filed by the Company on November 12, 2010).

10.28	2010 Incentive Plan of Point.360 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 18, 2010).

10.29	Loan and Security Agreement dated January 14, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 14, 2011).

10.30	Promissory Note dated January 14, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 14, 2011).

10.31
Amended and Restated Promissory Note dated March 7, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.32
Amendment No. 1 to Schedule to Loan and Security Agreement dated March 7, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.33
Release and Settlement Agreement dated March 8, 2011 between the Company and Holthouse, Carlin & Van Trigt LLP (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed by the Company on May 13, 2011).

10.34	Third Amendment to Lease dated June 3, 2011 between the Company and LEAFS Properties, L.P. (incorporated by reference to Exhibit 10.1 of the File 8-K filed by the Company on June 9, 2011).

21.1	Subsidiaries of the Registrant

23.1	Consent of SingerLewak LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  September 22, 2011
Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,
Haig S. Bagerdjian	President and Chief Executive Officer
	(Principal Executive Officer)	September 22, 2011

/s/ Alan R. Steel	Executive Vice President,
Alan R. Steel	Finance and Administration, Chief Financial Officer
	(Principal Accounting and Financial Officer)	September 22, 2011

/s/ Robert A. Baker	Director
Robert A. Baker		September 22, 2011

/s/ Greggory J. Hutchins	Director
Greggory J. Hutchins		September 22, 2011

/s/ Sam P. Bell	Director
Sam P. Bell		September 22, 2011

/s/ G. Samuel Oki	Director
G. Samuel Oki		September 22, 2011