Form 10-Q
period 2011-09-30
Point.360
filed 2011-11-14
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

☐ Yes                   ☑ No

As of September 30, 2011, there were 10,513,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
POINT.360
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2011*	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$355	$211
Accounts receivable, net of allowances for doubtful accounts of $351 and $349, respectively	6,347	6,654
Inventories, net	517	432
Prepaid expenses and other current assets	216	473
Prepaid income taxes	68	70
Total current assets	7,503	7,840

Property and equipment, net	17,153	16,869
Other assets, net	739	737

Total assets	$25,395	$25,446

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,473	$964
Current portion of capital lease obligations	236	230
Accounts payable	1,274	1,444
Accrued wages and benefits	1,058	1,382
Other accrued expenses	399	447
Current portion of deferred gain on sale of real estate	178	178
Total current liabilities	4,618	4,645

Notes payable, less current portion	9,541	9,465
Capital lease obligations, less current portion	170	121
Deferred gain on sale of real estate, less current portion	1,554	1,509
Other long-term liabilities	23	23
Total long-term liabilities	11,288	11,118

Total liabilities	15,906	15,763

Commitments and contingencies (Notes 6 and 8)	-	-

Shareholders’ equity:

Preferred stock – no par value; 5,000,000 share authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 share authorized; 10,513,166 shares issued and outstanding on June 30, 2011 and September 30, 2011	21,695	21,694
Additional paid-in capital	10,125	10,211
Accumulated deficit	(22,331)	(22,222)
Total shareholders’ equity	9,489	9,683

Total liabilities and shareholders’ equity	$25,395	$25,446

See accompanying notes to condensed consolidated financial statements.

 *Amounts derived from audited financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2010	2011

Revenues	$8,272,000	$8,969,000
Cost of services sold	(6,406,000)	(5,526,000)

Gross profit	1,866,000	3,443,000
Selling, general and administrative expense	(3,641,000)	(3,179,000)
Research and development expense	(274,000)	-

Operating income (loss)	(2,049,000)	264,000
Interest expense	(202,000)	(229,000)
Interest income	61,000	-
Other income	176,000	74,000

Income (loss) before income taxes	(2,014,000)	109,000
Provision for income taxes	-	-
Net income (loss)	$(2,014,000)	$109,000

Income (loss) per share:
Basic:
Net income (loss)	$(0.19)	$0.01
Weighted average number of shares	10,532,188	10,513,166
Diluted:
Net income (loss)	$(0.19)	$0.01
Weighted average number of shares including the dilutive effect of stock options	10,532,188	10,513,166

See accompanying notes to condensed consolidated financial statements.

*Amounts derived from audited financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, (in thousands)
	2010	2011

Cash flows from operating activities:
Net income (loss)	$(2,014)	$109
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on sale of fixed assets	(101)	2
Depreciation and amortization	938	741
Amortization of deferred gain on real estate	(44)	(45)
Provision for (recovery of) doubtful accounts	6	(2)
Stock compensation expense	67	85
Changes in operating assets and liabilities (net of acquisitions):
(Increase) in accounts receivable	(52)	(305)
(Increase) decrease in inventories	(112)	86
(Increase) in prepaid expenses and other current assets	(19)	(260)
Decrease in prepaid income taxes	1,499	2
(Increase) in other assets	(495)	-
Increase in accounts payable	578	170
Increase in accrued wages and benefits	128	324
Increase (Decrease) in other accrued expenses	(23)	49
Net cash provided by operating activities	356	956

Cash flows from investing activities:
Capital expenditures	(389)	(459)
Proceeds from sale of property and equipment	101	-
Net cash (used in) investing activities	(288)	(459)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	400	(513)
(Repayment) of notes payable	(491)	(72)
(Repayment) of capital lease obligations	(41)	(56)
Net cash (used in) financing activities	(132)	(641)
Net (decrease) in cash and cash equivalents	(64)	(144)
Cash and cash equivalents at beginning of period	249	355
Cash and cash equivalents at end of period	$185	$211

Selected cash payments and non-cash activities were as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2011
Cash payments for income taxes (net of refunds)	$(1,499)	$2
Cash payments for interest	$189	$224
Settlement of a lawsuit for common stock	$500	$-

See accompanying notes to condensed consolidated financial statements.

Point.360
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2011

Note 1 – THE COMPANY

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

In fiscal 2010, the Company purchased assets and intellectual property for a research and development project to address the viability of the DVD and video game rental business being abandoned by the closure of Movie Gallery/Hollywood Video and Blockbuster stores.  The DVD rental market consists principally of online services (Netflix), vending machines (Redbox) and other video stores.

As of September 30, 2011, the Company had opened three Movie>Q “proof-of-concept” stores in Southern California.  The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the proof-of-concept, the Company may seek to rapidly expand the number of Movie>Q stores while further streamlining the design and production of the AIM system.  Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.  Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2011.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2010	2011

Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,532	10,513
Dilutive effect of outstanding stock options	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,532	10,513
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	98	0

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in the period ended September 30, 2010.  The effect of potentially dilutive securities for the three months ended September 30, 2010  were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share).  Options to purchase 2,222,475 shares were outstanding at September 30, 2011. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2011 there were no dilutive shares.

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

As of September 30, 2011 and June 30, 2010, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which is intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASC No. 2011-08 will not impact our financial position, results of operations, cash flows, or presentation thereof.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” ("ASU No. 2011-04"), which amends ASC Topic 820, “Fair Value Measurement”. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRSs”). ASU No. 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-14 clarifies the FASB's intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. We will adopt this guidance at the beginning of our third quarter of fiscal year 2012. We do not expect the adoption of ASU No. 2011-04 to have a material impact on our financial position, results of operations or cash flows.

NOTE 2- LONG TERM DEBT AND NOTES PAYABLE

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined.  The loan and security agreement provides for interest at prime rate plus 2% (currently 5.25%), with an interest floor of 5.25%.  In addition, the Company will pay a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility.  Amounts outstanding under the agreement will be secured by all of the Company’s assets other than real estate and are payable on demand.  In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined.  As of September 30, 2011, the Company owed $0.7 million under the credit agreement.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinated to that of the $3 million credit agreement and other term and mortgage debt.  The note is due in 48 monthly installments of $20,000 plus interest at 3% per annum and can be prepaid at any time.  The total amount due under the note is subject to a 12.5% or 6% discount if totally paid within 12 months or 18 months, respectively.  In April 2011, the Company received $1 million in settlement of a claim, and prepaid $333,000 of the above $1 million note.  As of September 30, 2011, $0.5 million remained outstanding under the note.  The remaining amount due under the note was paid in October, 2011, at a 12.5% discount.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate.  The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain.  Additionally, the Company received $0.5 million from the purchaser for improvements.  In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent.  Net proceeds at the closing of the sale and improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt.  A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2011.

The lease is treated as an operating lease for financial reporting purposes.  After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000, increasing annually thereafter based on the Consumer Price Index change from year to year.

Property and equipment consist of the following as of September 30, 2011:

Land	$3,985,000
Buildings	9,254,000
Machinery and equipment	37,188,000
Leasehold improvements	6,843,000
Computer equipment	7,560,000
Equipment under capital lease	856,000
Office equipment, CIP	626,000
Less accumulated depreciation and amortization	(49,443,000)
Property and equipment, net	$16,869,000

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

NOTE 5- INCOME TAXES

The Company reviewed its ASC 740-10 documentation for the periods through September 30, 2011 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through September 30, 2011.  Based on Company’s review of its tax positions as of September 30, 2011, no new uncertain tax positions have resulted; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of September 30, 2011, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the three month period ended September 30, 2011 because future realizability of such benefit was not considered to be more likely than not.  At September 30, 2011, the Company had a gross deferred tax asset of $9.0 million, and a corresponding valuation allowance of $9.0 million.  At June 30, 2011, the Company had a gross deferred tax asset of $9.1 million, and a corresponding valuation allowance of $9.1 million.

The ASC prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations.  Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three month period ended September 30, 2011 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three month periods ended September 30, 2010 and 2011 was $67,000 and $85,000, repectively.

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

During each of the three month periods ended September 30, 2010 and 2011, the Company granted awards of stock options as follows:
	2007 Plan		2010 Plan
	Options	Exercise	Options	Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended September 30, 2010	15,000	$1.27	-	-
Three months ended September 30, 2011	-	-	-	-

As of September 30, 2011, there were options outstanding to acquire 2,222,475 shares at an average exercise price of $1.36 per share.  There were no awards granted during the three months ended September 30, 2011.

The following table summarizes the status of the 2007 and 2010 Plans as of September 30, 2011:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,929,675	292,800	2,222,475
Options available for grant	58,325	3,707,200	3,765,525

Transactions involving stock options are summarized as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2011	2,233,475	$1.36	$0.65
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled	(11,000)	$1.45	$0.68

Balance at September 30, 2011	2,222,475	$1.36	$0.65

As of September 30, 2011, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.4 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2011 were as follows:

As of September 30, 2011	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Employees – Outstanding	2,017,475	$1.32	2.73	$-
Employees – Expected to Vest	1,815,728	$1.32	2.73	$-
Employees – Exercisable	753,875	$1.70	1.54	$-

Non-Employees-Outstanding	205,000	$1.49	2.37	$-
Non-Employees- Expected to Vest	205,000	$1.49	2.37	$-
Non-Employees-Exercisable	168,750	$1.46	2.37	$-

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at September 30, 2011, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of September 30, 2011 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	943	1.4 Years	$1.79	708	$1.79
$1.37	30	2.1 Years	$1.37	30	$1.37
$1.29	305	3.4 Years	$1.29	76	$1.29
$1.27	15	4.0 Years	$1.27	4	$1.27
$1.20	250	2.4 Years	$1.20	121	$1.20
$1.15	30	4.1 Years	$1.15	30	$1.15
$1.05	30	3.1 Years	$1.05	30	$1.05
$0.86	545	4.4 Years	$0.86	-	$0.86
$0.75	75	4.6 Years	$0.75	-	$0.75

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

No triggering events occurred in the three months ended September 30, 2011.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2010 to September 30, 2011 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity

Balance, June 30, 2011	$21,695	$10,125	$(22,331)	$9,489
Stock-based compensation expense	-	85	-	85
Net income	-	-	109	109
Balance, September 30, 2011	$21,695	$10,210	$(22,222)	$9,683

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.   No shares were acquired pursuant to the repurchase program during the three-month period ended September 30, 2011.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles.  Our two segments are Point.360 and Movie>Q.  The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2011 and 2010.  Allocations for internal resources were made for the three months ended September 30, 2011 and 2010.  The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations.  Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Quarter Ended September 30,
	2010	2011
Point.360	$8,137,000	$8,833,000
Movie>Q	135,000	136,000
Consolidated revenue	$8,272,000	$8,969,000

Operating income (loss)(1)	Quarter Ended September 30,
	2010	2011
Point.360	$(1,511,000)	$466,000
Movie>Q	(538,000)	(202,000)
Operating income (loss)	$(2,049,000)	$264,000

	June 30,	September 30,
Total Assets	2011	2011
Point.360	$23,608	$23,805
Movie>Q	1,787	1,641
Consolidated assets	$25,395	$25,446

(1) Includes R&D expenses related to the Movie>Q project

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues.  Revenues were $9.0 million for the three months ended September 30, 2011, compared to $8.3 million for the three months ended September 30, 2010.  The increase was due principally to higher file-based services provided to our major customers.  Other service revenues remained consistent between the quarters.  We are continuing to invest in file-based capabilities where demand is expected to grow.   We plan to move one of our Burbank operations into newly renovated space in our Media Center facility in the third quarter of fiscal 2012, and we do not expect the move to impact revenues.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the quarter ended September 30, 2011, total costs of services were 62% of sales compared to 77% in the prior year.  The majority of the decrease was associated with wages and benefits and material costs.  Wages and benefits declined due to the reorganization of functions associated with the shift from physical to file based processes.  This also contributed to a lesser demand for tape stock material.  Beginning in the fourth quarter of fiscal 2012, we expect facility costs to decrease by approximately $0.3 million per quarter due to the move of one of our Burbank locations to our Media Center facility.

Gross Profit.  In the three months ended September 30, 2011, gross margin was 38% of sales, compared to 23% for the same period last year. The increase in gross profit percentage is due to the factors cited above.  From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.1 million (35% of sales) in the three months ended September 30, 2011 as compared to $3.6 million (44% of sales) in the same period last year.  SG&A personnel costs decreased $0.3 million in the current period when compared to last year’s period.

Research and Development Expense.  During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The Movie>Q stores will contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management (AIM) system  contained in 1,200 to 1,600 square feet of retail space for each store.  As of September 30, 2011, three Movie>Q stores were completed.  Expenses associated with R&D activities were $274,000 for the quarter ended September 30, 2010.

Operating Income (Loss). Operating income was $0.3 million in the fiscal 2011 period, compared to a $2.0 million loss in the same period last year.

Interest Expense.   Net interest expense was $0.2 million in both quarterly periods.

Other Income. Other income represents principally sublease income, and gain on sale of fixed assets.

Net Income (Loss). Net income was $0.1 million in the fiscal 2012 period, compared to a net loss of $2.0 million in the 2011 period.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinated to that of the $3 million credit agreement and other term and mortgage debt.  The note is due in 48 monthly installments of $20,000 plus interest at 3% per annum and can be prepaid at any time.  The total amount due under the note is subject to a 12.5% or 6% discount if totally paid within 12 months or 18 months, respectively.  In April 2011, the Company received $1 million in settlement of a claim, and prepaid $333,000 of the above $1 million note.  As of September 30, 2011, $0.5 million remained outstanding under the note.  The remaining amount due under the note was paid in October, 2011, at a 12.5% discount.

Monthly and annual principal and interest payments due under the term debt and mortgages are approximately $264,000 and $3.1 million, respectively, assuming no change in interest rates.

 In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined.  The loan and security agreement provides for interest at prime rate plus 2% (currently 5.25%), with an interest floor of 5.25%.  In addition, the Company will pay a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility.  Amounts outstanding under the agreement are secured by all of the Company’s assets other than real estate and are payable on demand.  In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined.  As of September 30, 2011, the Company owed $0.7 million under the credit agreement.

The following table summarizes the September 30, 2011 amounts outstanding under our line of credit, note payable, and term (including capital lease obligations) and mortgage loans:

Line of credit	$660,000

Current portion of notes payable, capital leases and mortgages	533,000
Long-term portion of notes payable, capital leases and mortgages	9,586,000

Total	$10,779,000

The Company’s cash balance decreased from $355,000 on July 1, 2011 to $211,000 on September 30, 2011, due to the following:

Balance July 1, 2011	$355,000
Increase in accounts receivable	305,000
Line of credit repayment	(513,000)
Decrease in notes payable	(128,000)
Capital expenditures for equipment	(459,000)
Increase in accrued expenses	373,000
Changes in other assets and liabilities	278,000
Balance September 30, 2011	$211,000

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

In fiscal 2011 and 2012, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent.  Sales outstanding in accounts receivable have increased from approximately 71 days to 74 days within the last 12 months.  We do not expect days sales outstanding to materially fluctuate in the future.

As of September 30, 2011, our facility costs consisted of building rent, maintenance and communication expenses.  In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense.  The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt.  The mortgage payments are approximately $489,000 per year.

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

In June 2011, the Company entered into a lease amendment with the landlord of the Company’s Media Center facility.  The amendment provides that the landlord will provide up to $2 million to improve the premises.  Amounts spent for improvements will be repaid by the Company to the landlord over the remaining 10-year term of the lease plus interest calculated at 8.5% per annum.  We expect to move our Digital Film Labs and corporate headquarters to the improved Media Center space by the February 28, 2012 expiration of the current lease, which will reduce overall facility costs by approximately $1.2 million annually.

The mortgage payments are approximately $738,000 per year.  We believe our current cash position and a difficult economy may provide us with the opportunity to invest in facility assets that will not only help fix our operating costs, but give us the potential to own appreciating real estate assets.  We will continue to evaluate opportunities to reduce facility costs.

The following table summarizes contractual obligations as of September 30, 2011 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long-Term Debt Principal Obligations	$8,701,000	$303,000	$343,000	$207,000	$7,848,000
Long-Term Debt Interest Obligations (1)	8,590,000	675,000	1,274,000	1,208,000	5,433,000
Capital Lease Obligations	351,000	230,000	121,000	-	-
Capital Lease Interest Obligations	24,000	20,000	4,000	-	-
Operating Lease Obligations	18,344,000	2,281,000	3,746,000	3,807,000	8,510,000
Line of Credit Obligations	660,000	660,000	-	-	-
Total	$36,670,000	$4,169,000	$5,488,000	$5,222,000	$21,791,000

     (1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations.  The Company has initially issued stock (valued at $500,000) and cash for assets and intellectual property, and has spent $3.7 million in Fiscal 2010 and $1.0 million in Fiscal 2011 to test the concept.  We finalized the proof-of-concept in March 2011.  Further expansion of Movie>Q will require additional funding, the amount of which will depend on the number of stores to be opened.

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

When we determine that the carrying value of  intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $16.9 million as of September 30, 2011.

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

 At September 30, 2011, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The deferred tax assets are fully reserved at September 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   The Company had borrowings of $10.8 million on September 30, 2011 under line of credit, note payable and mortgage agreements.  The line of credit and one mortgage loan were subject to variable interest rates.  The weighted average interest rate paid during the first three months of fiscal 2012 was 7.6%.  For variable rate debt outstanding at September 30, 2011, a .25% increase in interest rates will increase annual interest expense by approximately $2,000.  Amounts outstanding or that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate plus 9.2% (12.45% as of September 30, 2011).  The Company’s market risk exposure with respect to financial instruments is to changes in the prime rate.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses.
●	Prior breaches and changes in credit agreements and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.
●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.
●	Our ability to operate effectively as a stand-alone, publicly traded company.

●	The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2011, Form 10-K filed with the Securities and Exchange Commission, may also cause actual results to differ materially from those projected by our forward-looking statements.  Most of these factors are difficult to anticipate and are generally beyond our control.  You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally.  Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Global Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: November 11, 2011	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)