Form 10-Q
period 2011-12-31
Point.360
filed 2012-02-10
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2011

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to_______

Commission file number 001-33468

Point.360

(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	01-0893376 (I.R.S. Employer Identification No.)
2701 Media Center Drive, Los Angeles, CA (Address of principal executive offices)	90065 (Zip Code)

(818) 565-1400

(Registrant’s Telephone Number, Including Area Code)

2777 North Ontario Street, Burbank, CA 91504

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

As of December 31, 2011, there were 10,513,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

Assets	June 30, 2011*	December 31, 2011
Current assets:
Cash and cash equivalents	$355	$28
Accounts receivable, net of allowances for doubtful accounts of $351 and $312, respectively	6,347	5,929
Inventories, net	517	404
Prepaid expenses and other current assets	216	968
Prepaid income taxes	68	70
Total current assets	7,503	7,399

Property and equipment, net	17,153	17,523
Other assets, net	739	733

Total assets	$25,395	$25,655

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,473	$298
Current portion of capital lease obligations	236	218
Accounts payable	1,274	1,847
Accrued wages and benefits	1,058	1,085
Other accrued expenses	399	388
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	—	209
Total current liabilities	4,618	4,223

Notes payable, less current portion	9,541	9,275
Capital lease obligations, less current portion	170	81
Deferred gain on sale of real estate, less current portion	1,554	1,465
Deferred lease incentive, less current portion	—	752
Other long-term liabilities	23	23
Total long-term liabilities	11,288	11,596

Total liabilities	15,906	15,819

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 share authorized; none outstanding	—	—
Common stock – no par value; 50,000,000 share authorized; 10,513,166 shares issued and outstanding on June 30, 2011 and December 31, 2011	21,695	21,695
Additional paid-in capital	10,125	10,312
Accumulated deficit	(22,331)	(22,171)
Total shareholders’ equity	9,489	9,836

Total liabilities and shareholders’ equity	$25,395	$25,655

See accompanying notes to condensed consolidated financial statements.

*Amounts derived from audited financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011

Revenues	$9,070,000	$8,542,000	$17,342,000	$17,511,000
Cost of services sold	(6,090,000)	(5,513,000)	(12,495,000)	(11,039,000)

Gross profit	2,980,000	3,029,000	4,847,000	6,472,000
Selling, general and administrative expense	(3,319,000)	(2,985,000)	(6,961,000)	(6,164,000)
Research and development expense	(60,000)	—	(334,000)	—

Operating income (loss)	(399,000)	44,000	(2,448,000)	308,000
Interest expense	(194,000)	(209,000)	(395,000)	(438,000)
Interest income	—	20,000	62,000	20,000
Other income	4,000	196,000	178,000	270,000

Income (loss) before income taxes	(589,000)	51,000	(2,603,000)	160,000
Provision for income taxes	—	—	—	—
Net income (loss)	$(589,000)	$51,000	$(2,603,000)	$160,000

Income (loss) per share:
Basic:
Net income (loss)	$(0.05)	$—	$(0.24)	$0.02
Weighted average number of shares	10,763,166	10,513,166	10,647,677	10,513,166
Diluted:
Net income (loss)	$(0.05)	$—	$(0.24)	$0.02
Weighted average number of shares including the dilutive effect of stock options	10,763,166	10,576,494	10,647,677	10,524,050

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31, (in thousands)
	2010	2011

Cash flows from operating activities:
Net income (loss)	$(2,603)	$160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of fixed assets	(124)	6
Depreciation and amortization	1,863	1,537
Amortization of deferred gain on real estate	(89)	(89)
Amortization of deferred lease credit	—	(52)
Provision for (recovery of) doubtful accounts	15	(39)
Stock compensation expense	156	187
Amortization of non-compete agreement	3	4
Changes in operating assets and liabilities:
Decrease in accounts receivable	431	457
(Increase) decrease in inventories	(26)	114
(Increase) in prepaid expenses and other current assets	(50)	(755)
Decrease in prepaid income taxes	1,497	—
(Increase) decrease in other assets	(396)	2
Increase in deferred lease incentive	—	803
Increase in accounts payable	184	573
Increase (decrease) in accrued wages and benefits	(249)	27
(Decrease) in other accrued expenses	(557)	(10)
Increase in other current liabilities	—	209
Net cash provided by operating activities	55	3,134

Cash flows from investing activities:
Capital expenditures	(639)	(1,913)
Proceeds from sale of property and equipment	124	—
Net cash (used in) investing activities	(515)	(1,913)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	225	(948)
Borrowing (repayment) of notes payable	73	(492)
(Repayment) of capital lease obligations	(87)	(108)
Net cash provided by (used in) financing activities	211	(1,548)
Net (decrease) in cash and cash equivalents	(249)	(327)
Cash and cash equivalents at beginning of period	249	355
Cash and cash equivalents at end of period	$—	$28

Selected cash payments and non-cash activities were as follows (in thousands):

	Six Months Ended
	December 31,
	2010	2011
Cash payments for income taxes (net of refunds)	$(1,497)	$2
Cash payments for interest	$371	$426
Settlement of a lawsuit for common stock	$315	$—
Assets acquired through capital lease obligations	$146	$—

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2011

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

As of December 31, 2011, the Company had opened three Movie>Q “proof-of-concept” stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the proof-of-concept, the Company may seek to rapidly expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2011.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2010	2011	2010	2011

Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,763	10,513	10,648	10,513
Dilutive effect of outstanding stock options	—	—	—	—
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,763	10,513	10,648	10,524
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	2	—	25	—

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in the three and six month periods ended December 31, 2010. The effect of potentially dilutive securities for the periods ended December 31, 2010 were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share). Options to purchase 2,249,725 shares were outstanding at December 31, 2011. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. The number of potentially dilutive shares at December 31, 2010 and 2011, was 651,675 and 1,026,350, respectively.

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

As of December 31, 2011 and June 30, 2011, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined. The loan and security agreement provided for interest at prime rate plus 2% with an interest floor of 5.25%. In addition, the Company paid a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility. Amounts outstanding under the agreement are secured by all of the Company’s assets other than real estate and are payable on demand. In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined. In November 2011, the credit limit was reduced to 80% of acceptable accounts receivable less $300,000, the interest rate was reduced to prime plus 0.5% (currently 3.75%) with an interest floor of 3.75%, and the monthly maintenance fee was reduced to 0.4% (an equivalent annual fee of 4.8%). As of December 31, 2011, the Company owed $0.2 million under the credit agreement.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinated to that of the $3 million credit agreement and other term and mortgage debt. The note was due in 48 monthly installments of $20,000 plus interest at 3% per annum and could be prepaid at any time. The total amount due under the note was subject to a 12.5% or 6% discount if totally paid within 12 months or 18 months, respectively. In April 2011, the Company received $1 million in settlement of a claim, and prepaid $333,000 of the above $1 million note. The remaining amount due under the note was paid in October 2011, at a 12.5% discount.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. Additionally, the Company received $0.5 million from the purchaser for improvements. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2011.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000, increasing annually thereafter based on the Consumer Price Index change from year to year.

In June 2011, the Company entered into a lease amendment with respect to the Company’s Media Center facility. The amendment provides that the landlord will reimburse the Company up to $2 million for the leasehold improvements to be made by the Company to the premises. The leasehold improvements will be recorded as a fixed asset and amortized over the remaining term of the lease (until March 2021). Pursuant to the lease amendment, the Company’s monthly lease costs increased by approximately $14,000 beginning July 1, 2011, and will increase by an additional $13,000 to approximately $27,000 beginning March 1, 2012. As of December 31, 2011, the Company had incurred $1,068,000 of costs for construction, of which $524,000 had been reimbursed by the landlord. The balance due from the landlord as of December 31, 2011 has been recorded in prepaid expenses and other current assets on the balance sheet, and a deferred lease incentive has been recorded for the total amount due from the landlord in accordance with ASC 840-20. The lease incentive is being amortized over the remaining lease term as an offset to rent.

The Company expects to vacate one of its Burbank facilities by the February 28, 2012 expiration of the related lease and move to the Media Center space, which will reduce monthly operating expenses by approximately $130,000 per month. Total annual savings beginning in March 2012 are expected to be approximately $1.2 million.

Property and equipment consist of the following as of December 31, 2011:

Land	$3,985,000
Buildings	9,268,000
Machinery and equipment	37,382,000
Leasehold improvements	6,908,000
Computer equipment	7,605,000
Equipment under capital lease	856,000
Office equipment, CIP	1,725,000
Less accumulated depreciation and amortization	(50,206,000)
Property and equipment, net	$17,523,000

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

NOTE 5- INCOME TAXES

The Company reviewed its ASC 740-10 documentation for the periods through December 31, 2011 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through December 31, 2011. Based on Company’s review of its tax positions as of December 31, 2011, no new uncertain tax positions have resulted; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of December 31, 2011, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the three and six month periods ended December 31, 2011 because future realizability of such benefit was not considered to be more likely than not.  At December 31, 2011, the Company had a gross deferred tax asset of $8.9 million, and a corresponding valuation allowance of $8.9 million. At June 30, 2011, the Company had a gross deferred tax asset of $9.1 million, and a corresponding valuation allowance of $9.1 million.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2011 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and six month periods ended December 31, 2010 and 2011 was as follows:

Three months ended December 31, 2010	$89,000
Three months ended December 31, 2011	102,000
Six months ended December 31, 2010	156,000
Six months ended December 31, 2011	187,000

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

During each of the three and six month periods ended December 31, 2010 and 2011, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options	Exercise	Options	Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended December 31, 2010	30,000	$1.15	—	—
Three months ended December 31, 2011	30,000	$1.07	—	—
Six months ended December 31, 2010	45,000	$1.19	—	—
Six months ended December 31, 2011	30,000	$1.07	—	—

As of December 31, 2011, there were options outstanding to acquire 2,249,725 shares at an average exercise price of $1.36 per share.

The following table summarizes the status of the 2007 and 2010 Plans as of December 31, 2011:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,956,925	292,800	2,249,725
Options available for grant	31,075	3,707,200	3,738,275

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2011	2,233,475	$1.36	$0.65
Granted	—	$—	$—
Exercised	—	$—	$—
Cancelled	(11,000)	$1.45	$0.68

Balance at September 30, 2011	2,222,475	$1.36	$0.65
Granted	30,000	$1.07	$0.57
Exercised	—	$—	$—
Cancelled	(2,750)	$1.64	$0.73
Balance at December 31, 2011	2,249,725	$1.36	$0.65

As of December 31, 2011, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.4 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2011 were as follows:

As of December 31, 2011	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees – Outstanding	2,014,725	$1.37	2.48	$219,000
Employees – Expected to Vest	1,813,252	$1.37	2.48	$219,000
Employees – Exercisable	827,600	$1.66	1.37	$—

Non-Employees-Outstanding	235,000	$1.30	2.45	$10,000
Non-Employees- Expected to Vest	235,000	$1.30	2.45	$10,000
Non-Employees-Exercisable	198,750	$1.40	2.54	$10,000

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at December 31, 2011, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of December 31, 2011 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	941	1.1 Years	$1.79	706	$1.79
$1.37	30	1.9 Years	$1.37	30	$1.37
$1.29	304	3.1 Years	$1.29	76	$1.29
$1.27	15	3.7 Years	$1.27	4	$1.27
$1.20	249	2.1 Years	$1.20	121	$1.20
$1.15	30	3.9 Years	$1.15	30	$1.15
$1.07	30	4.9 Years	$1.07	30	$1.07
$1.05	30	2.9 Years	$1.05	30	$1.05
$0.86	545	4.1 Years	$0.86	—	$0.86
$0.75	75	4.4 Years	$0.75	—	$0.75

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

No triggering events occurred in the six months ended December 31, 2011.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2010 to December 31, 2011 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity
Balance, June 30, 2011	$21,695	$10,125	$(22,331)	$9,489
Stock-based compensation expense	—	85	—	85
Net income	—	—	109	109
Balance, September 30, 2011	21,695	10,210	(22,222)	9,683

Stock-based compensation expense	—	102	—	102
Net income	—	—	51	51
Balance, December 31, 2011	$21,695	$10,312	$(22,171)	$9,836

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the three and six month periods ended December 31, 2011.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three and six month periods ended December 31, 2011 and 2010. Allocations for internal resources were made for the three and six month periods ended December 31, 2011 and 2010. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

The types of services provided by each segment are summarized below:

Point.360 – The Point.360 segment provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content. Point.360 provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The segment’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers.

Movie>Q – The Movie>Q segment rents and sells DVDs and video games directly to consumers though its retail stores. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection.

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Point.360	$8,932	$8,394	$17,069	$17,228
Movie>Q	138	148	273	283
Consolidated revenue	$9,070	$8,542	$17,342	$17,511

Operating income (loss)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Point.360	$(158)	$198	$(1,689)	$645
Movie>Q(1)	(241)	(154)	(759)	(337)
Operating income (loss)	$(399)	$44	$(2,448)	$308

Total Assets	June 30,	December 31,
	2011	2011
Point.360	$23,608	$24,024
Movie>Q	1,787	1,631
Consolidated assets	$25,395	$25,655

(1) Includes R&D expenses related to the Movie>Q project

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues. Revenues were $8.5 million for the three months ended December 31, 2011, compared to $9.1 million for the three months ended December 31, 2010. The decrease was due principally to the timing of orders for our major customers. We are continuing to invest in file-based capabilities where demand is expected to grow. We plan to move one of our Burbank operations into newly renovated space in our Media Center facility in the third quarter of fiscal 2012, and we do not expect the move to impact revenues.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the quarter ended December 31, 2011, total costs of services were 65% of sales compared to 67% in the prior year. The majority of the decrease was associated with wages and benefits and material costs. Wages and benefits declined due to the reorganization of functions associated with the shift from physical to file based processes. This also contributed to a lesser demand for tape stock material. Beginning in the fourth quarter of fiscal 2012, we expect facility costs to decrease by approximately $0.3 million per quarter due to the move of one of our Burbank locations to our Media Center facility.

Gross Profit. In the three months ended December 31, 2011, gross margin was 36% of sales, compared to 33% for the same period last year. The increase in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $3.0 million (35% of sales) in the three months ended December 31, 2011 as compared to $3.3 million (37% of sales) in the same period last year. SG&A personnel costs, legal expenses and depreciation expense decreased $0.2 million, $0.1 million and $0.1 million, respectively, in the current period when compared to last year’s period.

Research and Development Expense. During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs). The Movie>Q stores will contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management (AIM) system contained in 1,200 to 1,600 square feet of retail space for each store. As of December 31, 2011, three Movie>Q stores were completed. Expenses associated with R&D activities were $0.1 million for the quarter ended December 31, 2010.

Operating Income (Loss). Operating income was break-even in the fiscal 2012 period, compared to a $0.4 million loss in the same period last year.

Interest Expense. Net interest expense was $0.2 million in both quarterly periods.

Other Income. Other income represents principally sublease income, a debt prepayment discount of $0.1 million, and gain on sale of fixed assets. In last year’s period, other income was offset by a put option expense of $0.1 million.

Net Income (Loss). Net income was $0.1 million in the fiscal 2012 period, compared to a net loss of $0.6 million in the 2011 period.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenues. Revenues were $17.5 million for the six months ended December 31, 2011, compared to $17.3 million for the six months ended December 31, 2010. Service revenues remained consistent between the periods. We are continuing to invest in file-based capabilities where demand is expected to grow. We plan to move one of our Burbank operations into newly renovated space in our Media Center facility in the third quarter of fiscal 2012, and we do not expect the move to impact revenues.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the six months ended December 31, 2011, total costs of services were 63% of sales compared to 72% in the prior year. The majority of the decrease was associated with wages and benefits and material costs. Wages and benefits declined due to the reorganization of functions associated with the shift from physical to file based processes. This also contributed to a lesser demand for tape stock material. Beginning in the fourth quarter of fiscal 2012, we expect facility costs to decrease by approximately $0.3 million per quarter due to the move of one of our Burbank locations to our Media Center facility.

Gross Profit. In the six months ended December 31, 2011, gross margin was 37% of sales, compared to 28% for the same period last year. The increase in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $6.2 million (35% of sales) in the six months ended December 31, 2011 as compared to $7.0 million (40% of sales) in the same period last year. SG&A personnel costs professional fees and depreciation decreased $0.5 million $0.3 million and $0.2 million, respectively, in the current period when compared to last year’s period.

Research and Development Expense. During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs). The Movie>Q stores will contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management (AIM) system contained in 1,200 to 1,600 square feet of retail space for each store. As of December 31, 2011, three Movie>Q stores were completed. Expenses associated with R&D activities were $0.3 million for the quarter ended December 31, 2010.

Operating Income (Loss). Operating income was $0.3 million in the fiscal 2012 period, compared to a $2.4 million loss in the same period last year.

Interest Expense. Net interest expense was $0.4 million in both quarterly periods.

Other Income. Other income represents principally sublease income, a debt prepayment discount of $0.1 million, and gain on sale of fixed assets. In last year’s period, other income was offset by a put option expense of $0.1 million.

Net Income (Loss). Net income was $0.2 million in the fiscal 2012 period, compared to a net loss of $2.6 million in the 2011 period.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinated to that of the $3 million credit agreement and other term and mortgage debt. The note was due in 48 monthly installments of $20,000 plus interest at 3% per annum and could be prepaid at any time. The total amount due under the note is subject to a 12.5% or 6% discount if totally paid within 12 months or 18 months, respectively. In April 2011, the Company received $1 million in settlement of a claim, and prepaid $333,000 of the above $1 million note. The remaining amount due under the note was paid in October, 2011, at a 12.5% discount.

Monthly and annual principal and interest payments due under the term debt and mortgages are approximately $264,000 and $3.1 million, respectively, assuming no change in interest rates.

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined. The loan and security agreement provides for interest at prime rate plus 2% with an interest floor of 5.25%. In addition, the Company paid a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility. Amounts outstanding under the agreement are secured by all of the Company’s assets other than real estate and are payable on demand. In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined. In November 2011, the credit limit was reduced to 80% of acceptable accounts receivable less $300,000, the interest rate was reduced to prime plus 0.5% (currently 3.75%) with an interest floor of 3.75%, and the monthly maintenance fee was reduced to 0.4% (an equivalent annual fee of 4.8%). As of December 31, 2011, the Company owed $0.2 million under the credit agreement.

The following table summarizes the December 31, 2011 amounts outstanding under our line of credit, note payable, and term (including capital lease obligations) and mortgage loans:

Line of credit	$225,000
Current portion of notes payable, capital leases and mortgages	292,000
Long-term portion of notes payable, capital leases and mortgages	9,357,000

Total	$9,874,000

The Company’s cash balance decreased from $355,000 on July 1, 2011 to $28,000 on December 31, 2011, due to the following:

Balance July 1, 2011	$355,000
Decrease in accounts receivable	457,000
Line of credit repayment	(948,000)
Decrease in notes payable	(492,000)
Capital expenditures for equipment	(845,000)
Increase in accounts payable	162,000
Changes in other assets and liabilities (A)	1,339,000
Balance December 31, 2011	$28,000

(A) Includes changes in assets and liabilities related to leasehold improvement project.

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

In fiscal 2011 and 2012, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 76 days to 66 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

As of December 31, 2011, our facility costs consisted of building rent, maintenance and communication expenses. In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense. The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt. The mortgage payments are approximately $489,000 per year.

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

In June 2011, the Company entered into a lease amendment with respect to the Company’s Media Center facility. The amendment provides that the landlord will reimburse the Company for up to $2 million of improvements to be made to the premises. The amendment also provided that the Company’s monthly rent cost would increase approximately $14,000 beginning July 1, 2011, and will increase by an additional $13,000 to approximately $27,000 beginning March 1, 2012.

As of December 31, 2011, the Company had incurred $1,068,000 of costs for construction, of which $524,000 had been reimbursed by the landlord. The Company expects to complete the project and vacate one of its Burbank facilities by the February 28, 2012 expiration of the related lease and move to the Media Center space. Total annual savings beginning in March 2012 are expected to be approximately $1.2 million.

We believe our current cash position and a difficult economy may provide us with the opportunity to invest in facility assets that will not only help fix our operating costs, but give us the potential to own appreciating real estate assets. We will continue to evaluate opportunities to reduce facility costs.

The following table summarizes contractual obligations as of December 31, 2011 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long-Term Debt Principal Obligations	$9,349,000	$74,000	$179,000	$210,000	$8,886,000
Long-Term Debt Interest Obligations (1)	8,350,000	665,000	1,259,000	1,204,000	5,222,000
Capital Lease Obligations	299,000	218,000	81,000	—	—
Capital Lease Interest Obligations	18,000	14,000	4,000	—	—
Operating Lease Obligations	17,971,000	2,027,000	3,701,000	3,811,000	8,432,000
Line of Credit Obligations	225,000	225,000	—	—	—
Total	$36,212,000	$3,223,000	$5,224,000	$5,225,000	$22,540,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers. The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations. The Company has initially issued stock (valued at $500,000) and cash for assets and intellectual property, and has spent $3.7 million in Fiscal 2010 and $1.0 million in Fiscal 2011 to test the concept. We finalized the proof-of-concept in March 2011. Since then, the quarterly negative cash flow (defined as earnings before interest, taxes, depreciation and amortization) for each of the three stores has averaged $9,000 on revenues of $46,000. We estimate that cash flow break even can be achieved on revenues of $60,000 per quarter per store, which level may be lower if administrative costs were spread over a larger number of stores. The estimated cost of opening a store (physical build-out and inventory) is approximately $200,000 in the current store configuration. Further expansion of Movie>Q will depend on the availability of additional funding.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $17.5 million as of December 31, 2011.

During the fiscal year ended June 30, 2011, the Company determined that certain unutilized assets related to our Movie>Q business segment were impaired, resulting in a write-off. We concluded that there were no other triggering events under ASC 360-10-35 and, accordingly, further impairment testing was not performed as of that date.

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

At December 31, 2011, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $9.9 million on December 31, 2011 under line of credit, note payable and mortgage agreements. The line of credit and one mortgage loan were subject to variable interest rates. The weighted average interest rate paid during the first six months of fiscal 2012 was 7.4%. For variable rate debt outstanding at December 31, 2011, a .25% increase in interest rates will increase annual interest expense by approximately $2,000. Amounts outstanding or that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate plus 5.3% (8.55% as of December 31, 2011). The Company’s market risk exposure with respect to financial instruments is to changes in the prime rate.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2011; (2) Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2010 and 2011; (3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2010 and 2011; and (4) Notes to Condensed Consolidated Financial Statements.*

______________________________________

* Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: February 10, 2012	By:	/s/ Alan R. Steel
Alan R. Steel Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

