Form 10-K
period 2012-06-30
Point.360
filed 2012-09-12
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 001-33468

___________

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

___________

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

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2011) was approximately $4.8 million. As of August 15, 2012, there were 10,513,166 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (to be filed by October 28, 2012) relating to its 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	our recent history of losses;
•	Point.360’s prior breach of credit agreements;
•	our highly competitive marketplace;
•	the risks associated with dependence upon significant customers;
•	our ability to execute our expansion strategy;
•	the uncertain ability to manage in a changing environment;
•	our dependence upon, and our ability to adapt to, technological developments;
•	dependence on key personnel;
•	our ability to maintain and improve service quality;
•	fluctuation in quarterly operating results and seasonality in certain of our markets;
•	possible significant influence over corporate affairs by significant shareholders;
•	our ability to operate effectively as a stand-alone, publicly traded company; and
•	the cost associated with being compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

Since January 1, 1997, Point.360 (and its predessor company) completed acquisitions of companies providing similar services. We will continue to evaluate acquisition opportunities to enhance our operations and profitability. In 2004, Point.360 acquired International Video Conversions, Inc. (“IVC”), a leading digital intermediate and digital mastering facility. In 2005, Point.360 acquired Visual Sound, a provider of captioning services. In 2007, Point.360 purchased the business of Eden FX, a producer of sophisticated visual effects and graphics for feature films, television programming and commercials. In November 2008, the Company purchased the assets and business of Video Box Studios. In April 2009, the Company purchased the assets of and business of MI Post. In September and November 2009, we purchased assets and intellectual property to form the foundations of our Movie>Q initiative. As a result of these acquisitions, we are one of the largest and most diversified providers of technical and distribution services in our markets, and therefore are able to offer our customers a single source for such services at prices that reflect our scale economies.

Markets

We derive revenues primarily from the entertainment industry, consisting of major and independent motion picture and television studios, cable television program suppliers and television program syndicators. On a more limited basis, we also service national television networks, local television stations, corporate or instructional video providers, and educational institutions. Movie>Q provides consumers with a DVD and game rental alternative to the “big box” rental retail chain stores who are abandoning the space.

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

Visual Effects.  We provide premiere visual effects for feature films, television programs and other content. Content creation across all media is in continual need of highly realistic, imaginative and intriguing visual effects. Due to the lower costs of digital content as compared to the cost of live production, more heightened “realism” has been made possible by today’s highly skilled artists using sophisticated software. This offers producers of films, TV programs and commercials more production flexibility and time savings.

Video and Data Editing.  Digital editing services are located in Burbank and Los Angeles, California. The editing suites are equipped with state-of-the-art digital editing equipment, including the Film Master Nucoda and Avid® Symphony Nitris which provides precise and repeatable electronic transfer of data, video and/or audio information from one or more sources to a new master and production switchers to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, DVD compression masters, movie trailers, electronic press kits, specials, and corporate and educational presentations.

Graphics and Animation. We offer creative services for television main title creation. Innovative artists work in conjunction with producers on concepts for new television series. Through computer graphics interface, we create animated characters or other animated concepts.

Digital Color Correction.  Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a digital video format.  Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. We transfer film and data to digital formats using Spirit 4k Telecine equipment, daVinci® 2k, and Digital Vision Film Master color correction systems.    The re-mastering of studio film and television libraries to the HDTV broadcast standard has become a growing portion of our film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

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

As of June 30, 2012, we had opened three Movie>Q “proof-of-concept” stores in Southern California. Each store employs an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer a 10,000 unit selection to customers at competitive low rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the existing stores, we may seek to rapidly expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution industry service offering.

Sales and Marketing

We market our services through a combination of industry referrals, formal advertising, trade show participation, special client events, and our Internet website. While we rely primarily on our reputation and business contacts within the industry for the marketing of our services, we also maintain a direct sales force to communicate the capabilities and competitive advantages of our services to potential new customers.  Our marketing programs are directed toward communicating our unique capabilities and establishing us as the predominant value-added partner for our customers.

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

Customers

Point.360 has added customers through acquisitions and by delivering a favorable mix of reliability, timeliness, quality, service and price.  The integration of our facilities has given our customers a time advantage in the ability to deliver broadcast quality material. We market our services to major and independent motion picture and television production companies, television program suppliers and, on a more limited basis, national television networks, television program syndicators, corporations and educational institutions. Our motion picture clients include Disney, Sony Pictures Entertainment, Twentieth Century Fox, NBC Universal, BBC, FremantleMedia and Paramount Pictures.

We solicit the motion picture and television industries to generate revenues.  In the fiscal years ended June 30, 2010, 2011 and 2012, five major motion picture studios accounted for approximately 58%, 63% and 67% of Point.360’s revenues, respectively. Sales to Twentieth Century Fox and affiliates comprised 23%, 27% and 25% of revenues in those periods, respectively, and sales to Deluxe Media were 14% of sales in 2010 and 13% of sales in 2011.  Sales to Disney were 13% of sales in 2011 and 27% of sales in 2012. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

We generally do not have exclusive service agreements with our clients. Because clients generally do not make arrangements with us until shortly before our facilities and services are required, we usually do not have any significant backlog of service orders. Our services are generally offered on an hourly or per unit basis based on volume.

Customer Service

We believe we have built a strong reputation in the market with a commitment to customer service.  We receive customer orders via courier services, telephone, telecopier and the Internet.  Our sales and customer service staff develops strong relationships with clients within the studios and is trained to emphasize our ability to confirm delivery, interpret supplied technical specifications, and meet difficult delivery time frames and provide reliable and cost-effective service.  Studios select Point.360 because of our ability to meet often changing or rush delivery schedules.

We have a sales and customer service staff of approximately 31 people, and we provide services 24 hours per day.  This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver content.

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

Employees

The Company had approximately 240 full-time employees as of June 30, 2012. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

Point.360 had losses in each of the four fiscal years ended June 30, 2011 due, in part, to increased price competition, the cost of being a publicly traded company and a number of unusual charges. While the Company was profitable in fiscal 2012, there is no assurance as to future profitability on a quarterly or annual basis.

Point.360 previously breached its credit agreements, and we may do so in the future.

Due to lower operating cash amounts resulting from reduced sales levels and the consequential net losses, Point.360 breached certain covenants of its credit facilities in the past. The breaches were temporarily cured based on amendments and forbearance agreements among Point.360 and the banks.

Although we were in a cash positive position as of June 30, 2012 and expect to be for the foreseeable future, if we incur losses in the future, there is a risk that we will default under financial covenants contained in any new credit agreements and/or will not be able to pay off revolving or term loans when due. If a default condition exists in future banking arrangements, all amounts that may be outstanding under the new agreements may be due and payable which could materially and adversely affect our business.

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

Although we have an active client list of approximately 1,500 customers, our five largest customers and and/or their affiliates accounted for approximately 58%, 63% and 67% of our revenues in the fiscal years ended June 30, 2010, 2011 and 2012, respectively. Twentieth Century Fox (and affiliates) accounted for 23%, 27% and 25% in the fiscal years ended June 30, 2010, 2011 and 2012, respectively. Sales to Deluxe Media were 14% of sales in the year ended June 30, 2010 and 13% of sales in the year ended June 30, 2011. Sales to Disney were 13% and 27% of sales in the fiscal years ended June 30, 2011 and 2012, respectively. If one or more of these companies were to stop using our services, or use their influence to adversely affect pricing, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact those industries.

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

Through June 30, 2012, we have spent approximately $4.7 million ($0.5 million in stock and $4.2 million in cash) to develop the Movie>Q concept and open three proof-of-concept stores. A roll out of additional stores is contemplated based on the success of the proof-of-concept. We will require significant financing to implement a roll out, which financing may not be available on reasonable terms, if at all. While we believe the Movie>Q alternative provides an attractive alternative for consumers in the DVD and video game rental market, there can be no assurance of success.

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

We are dependent on the efforts and abilities of certain senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 60% of Point.360’s outstanding stock. Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with Point.360. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing, and technical personnel. The competition for qualified personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

Our operating results have varied in the past, and may vary in the future, depending on factors such as sales volume fluctuations due to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, the ability of our customers to finance projects, general economic factors and other factors. In fiscal 2009, we impaired goodwill in full, and in fiscal 2011, we impaired certain assets related to our Movie>Q business. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others. For example, the 12,000-member Writer’s Guild of America began a strike on November 5, 2007 which affected portions of our business, which strike was not settled until February 12, 2008. In any period, our revenues are subject to variation based on changes in the volume and mix of services performed. It is possible that in a future quarter our operating results will be below the expectations of equity research analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

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

Our common stock is publicly traded on the Nasdaq Capital Market. Due to the Company’s failure to maintain a stock price of $1.00, the Company was notified by Nasdaq that its stock would be delisted if the closing bid price of the stock fails to reach $1.00 per share for 10 consecutive trading days before September 24, 2012. There is no assurance that an active trading market will be sustained in the future.

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

Under the rights agreement, each shareholder has also received one preferred share purchase right for each share of our common stock owned by the shareholder. The rights are attached to the common stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of our common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $10. If we are acquired in a merger or other business combination transaction after a person has acquired 20% or more of our outstanding common stock, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of our outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right’s then-current exercise price, a number of Point.360 common shares having a market value of twice such price. Before a person or group acquires beneficial ownership of 20% or more of our common stock, the rights are redeemable for $.0001 per right at the option of the Board of Directors.

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

Our Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owns approximately 60% of our common stock. By virtue of his stock ownership, Mr. Bagerdjian may be able to significantly influence the outcome of matters required to be submitted to a vote of shareholders, including (1) the election of the Board of Directors, (2) amendments to our Articles of Incorporation and (3) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Company currently owns or leases nine facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2013 to 2021. The following table sets forth the location and approximate square footage of the Company's properties:

Square Footage
Hollywood, CA (owned)	18,300
Burbank, CA (owned)	32,000
Los Angeles, CA (leased)	64,600
Los Angeles, CA (leased)	13,400
Westminster, CA (leased)	1,300
Costa Mesa, CA (leased)	1,200
La Mirada, CA (leased)	1,600
Norco, CA (leased)	1,200
Murietta, CA (leased)	1,100

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During fiscal 2011 and 2012, the Company's Common Stock was traded on the NASDAQ Global and Capital Markets under the symbol PTSX. The following table sets forth, the high and low closing price per share for the Common Stock for each quarter of the fiscal years ended June 30, 2011 and 2012.

	Common Stock
	Low	High
Year Ended June 30, 2011
First Quarter	$1.13	$1.80
Second Quarter	$0.82	$1.47
Third Quarter	$0.53	$0.95
Fourth Quarter	$0.47	$0.78

Year Ended June 30, 2012
First Quarter	$0.57	$0.77
Second Quarter	$0.57	$1.20
Third Quarter	$0.75	$1.18
Fourth Quarter	$0.55	$0.83

On August 15, 2012, the closing sale price of the Common Stock as reported on the Nasdaq Capital Market $0.58 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

Dividends

The Company has paid no dividends on its Common Stock. The Company’s ability to pay dividends depends upon limitations under applicable law and covenants under its bank agreements. The Company currently does not intend to pay any dividends on its Common Stock in the foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources”).

Stock Repurchases

The Company did not repurchase any of its securities during the year ended June 30, 2012.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to the fiscal years ended June 30, 2008 to 2012 have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended June 30,
Statement of Operations Data	2008	2009	2010	2011	2012
Revenues	$45,150	$45,619	$39,735	$35,222	$34,960
Cost of Services sold	(31,156)	(31,023)	(28,461)	(24,343)	(22,064)
Gross Profit	13,994	14,596	11,274	10,879	12,896
Selling, general and administrative expense	(14,611)	(16,500)	(15,981)	(13,197)	(12,074)
Research and development costs	-	-	(1,115)	(352)	-
Restructuring costs	(513)	-	(745)	-	-
Impairment charges	-	(9,961)	-	(684)	-
Operating income (loss)	(1,130)	(11,865)	(6,567)	(3,354)	822
Interest expense, net	(205)	(628)	(927)	(804)	(814)
Other income	100	396	537	1,347	440
(Provision for) benefit from income tax	292	(363)	-	-	-
Net income (loss)	$(943)	$(12,460)	$(6,957)	$(2,811)	$448
Pro forma income (loss) per share	$(0.09)	$(1.20)	$(0.67)	$(0.26)	$0.04
Pro forma weighted average common share outstanding	10,554	10,358	10,405	10,647	10,513

	Year Ended June 30,
Other Data	2008	2009		2010	2011	2012
Capital expenditures	$1,925	$16,586	(1)	$2,189	$1,258	$3,271
Selected Balance Sheet Data
Cash and cash equivalents	$13,056	$5,235		$249	$355	$1,219
Working capital	16,497	10,048		2,445	2,885	4,261
Property and equipment, net	8,667	20,417		20,157	17,153	17,475
Total assets	42,358	37,394		31,144	25,395	25,971
Shareholders' equity	30,800	18,009		11,830	9,489	10,231

(1) Includes $12,939,000 for the purchase of real estate

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

Between July 1, 2008 and June 30, 2010, Point.360 completed a number of acquisitions, the results of operations and financial position of which have been included from their acquisition dates forward. See Note 3 to our consolidated financial statements for a discussion of acquisitions.

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

Overview

Point.360 is one of the largest providers of video and film asset management services to owners, producers and distributors of entertainment content.  We provide the post production services necessary to edit, master, reformat and archive our clients’ film and video content, including television programming, feature films and movie trailers using electronic and physical means. Clients include major motion picture studios and independent producers. The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses constitute approximately 78% of our revenues. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

	Twelve Months Ended June 30,
	2010		2011		2012
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$39,735	100.0	$35,222	100.0	$34,960	100.0
Costs of services sold	(28,461)	(71.6)	(24,343)	(69.1)	(22,064)	(63.1)
Gross profit	11,274	28.4	10,879	30.9	12,896	36.9
Selling, general and administrative expense	(15,981)	(40.2)	(13,197)	(37.5)	(12,074)	(34.5)
Research and development costs	(1,115)	(2.8)	(352)	(1.0)	-	-
Restructuring costs	(745)	(1.9)	-	-	-	-
Impairment charges	-	-	(684)	(1.9)	-	-
Operating (loss)	(6,567)	(16.5)	(3,354)	(9.5)	822	2.4
Interest expenses, net	(927)	(2.3)	(804)	(2.3)	(814)	(2.3)
Other income	537	1.3	1,347	3.8	440	1.3
Income taxes	-	-	-	-	-	-
Net income (loss)	$(6,957)	(17.5)	$(2,811)	(8.0)	$448	1.3

Twelve Months Ended June 30, 2012 Compared to Twelve Months Ended June 30, 2011

Revenues. Revenues were $35.0 million for the twelve months ended June 30, 2012, compared to $35.2 million for the twelve months ended June 30, 2012. Service revenues remained consistent between the periods. We are continuing to invest in file-based capabilities where demand is expected to grow. We completed the move of one of our Burbank operations into newly renovated space in our Media Center facility in the third quarter of fiscal 2012, and revenues were not affected. We are evaluating re-entry into the commercial spot distribution business after the August 14, 2012 expiration of the five-year noncompetition agreement between the Company and Digital Generation, Inc. (formerly DG FastChannel, Inc.). We cannot currently estimate the impact on future revenues associated with possibly re-entering this market.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the twelve months ended June 30, 2012, total costs of services declined $2.3 million, and were 63% of sales compared to 69% in the prior year. The majority of the decrease was associated with wages and benefits and material costs. Wages and benefits declined due to the reorganization of functions associated with the shift from physical to file based processes. This also contributed to a lesser demand for tape stock material. Beginning in the fourth quarter of fiscal 2012, facility costs decreased by approximately $0.3 million per quarter due to the move of one of our Burbank locations to our Media Center facility, which savings is expected to continue.

Gross Profit. In the twelve months ended June 30, 2012, gross margin was 37% of sales, compared to 31% for the same period last year. The increase in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $12.1 million (35% of sales) in the twelve months ended June 30, 2012 as compared to $13.2 million (38% of sales) in the same period last year. SG&A personnel costs, professional fees, and depreciation decreased $0.3 million, $0.4 million, and $0.3 million, respectively, in the current period when compared to last year’s period.

Research and Development Expense. During the fiscal year ended June 30, 2010, the Company undertook a research and development project to evaluate, develop and commercialize “automated” stores to rent and sell digital video discs (DVDs). The Movie>Q stores can contain up to 10,000 DVDs for rent or sale via a software-controlled automated inventory management (AIM) system contained in 1,200 to 1,600 square feet of retail space for each store. As of June 30, 2012, three Movie>Q stores were completed. Expenses associated with R&D activities were $0.4 million for the twelve months ended June 30, 2011.

Impairment of Long Lived Assets. During the period ended June 30, 2011, the Movie>Q R&D proof of concept was completed. With the selection of the AIM system as the operative DVD distribution method, we determined that the kiosk assets were impaired for accounting purposes, resulting in an impairment charge of $684,000.

Operating Income (Loss). Operating income was $0.8 million in the fiscal 2012 period, compared to a $3.4 million loss in the same period last year.

Interest Expense. Net interest expense was $0.8 million in both periods. We expect interest expense to decline in fiscal 2013 due to a refinancing of our revolving debt subsequent to June 30, 2012 at lower interest rates.

Other Income. Other income in both periods represents sublease income and gain on sale of fixed assets. In the 2012 twelve month period, other income also included a $0.1 million discount on debt repayment. In the prior year twelve-month period, the Company also received $1.0 million from the settlement of a claim. In the prior year twelve-month period, other income was partially offset by a put option expense of $0.2 million.

Net Income/Loss. Net income was $0.4 million in the fiscal 2012 period, compared to a net loss of $2.8 million in the 2011 period. Excluding the impairment charge and settlement income, the loss for the twelve months ended June 30, 2011 was $3.1 million.

Twelve Months Ended June 30, 2011 Compared to Twelve Months Ended June 30, 2010

Revenues. Revenues were $35.2 million for the twelve months ended June 30, 2011, compared to $39.7 million for the twelve months ended June 30, 2010. Approximately $3.3 million of the decline in revenues in fiscal 2011 was due to the move of the operations of one of our Hollywood facilities (“Highland”) to our West Los Angeles location. We expect to sustain the current revenue levels at the combined West Los Angeles location. Content storage revenues for fiscal 2011 were reduced by $1.0 million due to the settlement of a lawsuit, which reduction will be ongoing. As of June 30, 2010, we decided to close down our New York facility, which generated $1.1 million of revenue in the prior year period. These revenue shortfalls were offset by increased sales of $0.8 million at our Digital Film Labs operations. Although physical moves adversely affected revenues, we will continue to search for operating efficiencies to increase income. We are continuing to invest in high definition and digital capabilities where demand is expected to grow.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the year ended June 30, 2011, total costs of services were 69% of sales compared to 72% in the prior year. Our combined West Los Angeles cost of services was reduced by $2.3 million due to lower sales. Additional cost reductions of $1.8 million were realized in the current year with the closure of our New York facility in June 2010. Other costs remained consistent with the prior year period due to the fixed nature of our service infrastructure. In the foreseeable future, the cost of tape stock used in our operations may continue to be higher than prior year levels due to the March 2011 Japan earthquake. The resulting damage to our tape suppliers’ production facilities has caused a disruption in the supply of some tape types. We cannot predict how long the interruption will continue, or the impact on pricing or customer ordering patterns resulting from the disaster.

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

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined. The loan and security agreement provides for interest at prime rate plus 2% with an interest floor of 5.25%. In addition, the Company paid a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility. Amounts outstanding under the agreement are secured by all of the Company’s assets other than real estate and are payable on demand. In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined. In November 2011, the credit limit was reduced to 80% of acceptable accounts receivable less $300,000, the interest rate was reduced to prime plus 0.5% (currently 3.75%) with an interest floor of 3.75%, and the monthly maintenance fee was reduced to 0.4% (an equivalent annual fee of 4.8%). As of June 30, 2012, the Company owed $0.0 million under the credit agreement.

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

In August 2012, the Company entered into new revolving credit and equipment financing agreements as follows:

Revolving Credit Facility. The revolving credit facility provides $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at (i) Libor plus 2.75% (2.99% as of June 30, 2012) or (ii) the bank’s alternative base rate plus 1.75% (5.0% as of June 30, 2012), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (6.25% as of June 30, 2012). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2013.

General Terms. All amounts due under the revolving credit and equipment financing facilities are secured by all personal property of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants.

All obligations to the bank are cross collateralized and there are cross-default provisions among the bank and all other Company debt obligations. The agreements contain certain other terms and conditions common with such arrangements.

Amounts Borrowed. As of August 15, 2012, the Company had no outstanding borrowings under the revolving credit facility and equipment financing facilities. The Crestmark line of credit (no amounts outstanding at June 30, 2012) was terminated.

In connection with the termination of the Crestmark agreement, the Company paid a $30,000 break-up fee, which will be reflected in other income/expense in the quarter ended September 30, 2012.

The Company paid interest of $0.1 million during fiscal 2012 to Crestmark. On a pro forma basis, such interest would have been approximately $44,000 had the new revolving loan agreements been in effect throughout fiscal 2012.

The Company is also exploring the possibility of refinancing its two mortgages at today’s lower interest rates.

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

The following table summarizes the June 30, 2012 amounts outstanding under our line of credit, note payable, and term (including capital lease obligations) and mortgage loans:

Line of credit	$-
Current portion of notes payable, capital leases and mortgages	172,000
Long-term portion of notes payable, capital leases and mortgages	9,236,000
Total	$9,408,000

The Company’s cash balance increased from $355,000 on July 1, 2011 to $1,219,000 on June 30, 2012, due to the following:

Balance July 1, 2011	$355,000
Decrease in accounts receivable	431,000
Increase in accrued expenses	309,000
Cash provided by other operating activities	3,672,000
Capital expenditures for property and equipment	(3,271,000)
Decrease in notes payable	(840,000)
Line of credit repayment	(1,173,000)
Changes in other assets and liabilities (A)	1,736,000
Balance June 30, 2012	$1,219,000

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

In fiscal 2012 and 2011, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 69 days to 64 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

As of June 30, 2012, our facility costs consisted of building rent, maintenance and communication expenses. In July 2008, rents were reduced by the purchase of our Hollywood Way facility in Burbank, CA, eliminating approximately $625,000 of annual rent expense. The real estate purchase involved a down payment of $2.1 million and $6 million of mortgage debt. The mortgage payments are approximately $489,000 per year.

In March 2009, the lease on one of our facilities in Hollywood, CA (“Highland”) expired and the Company became a holdover tenant. The landlord issued a Notice to Quit which required us to move out of the facility. The Highland operations have been housed at another Company facility. Our Eden FX facility was moved to our West Los Angeles location in September 2010.

The Company purchased the Vine Property in June 2009. The purchase price of the Vine Property was $4.75 million, $1.2 million of which was paid in cash with the balance being financed by the seller over ten years, interest only at 7% for the entire term, with the principal amount being due at the end of the term. Building renovations, which are currently being evaluated, will cost about $1.0-$1.5 million depending on the expected use of the space. One alternative will be to move our entire West Los Angeles operation to Vine by the May 2014 expiration of the West Los Angles lease if we decide not to exercise our option to extend the lease.

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

The Company incurred $2.1 million of costs for the Media Center construction, of which $2.0 million was reimbursed by the landlord. The Company completed the project and vacated one of its Burbank facilities on the February 28, 2012 expiration of the related lease and move to the Media Center space. Total annual savings beginning in April 2012 are expected to be approximately $1.2 million.

We believe our current cash position and a difficult economy may provide us with the opportunity to invest in facility assets that will not only help fix our operating costs, but give us the potential to own appreciating real estate assets. We will continue to evaluate opportunities to reduce facility costs.

The following table summarizes contractual obligations as of June 30, 2012 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long-Term Debt Principal Obligations	$9,313,000	$77,000	$190,000	$218,000	$8,828,000
Long-Term Debt Interest Obligations (1)	8,017,000	661,000	1,233,000	1,197,000	4,926,000
Capital Lease Obligations	95,000	95,000	-	-	-
Capital Lease Interest Obligations	2,000	2,000	-	-	-
Operating Lease Obligations	16,572,000	1,943,000	3,724,000	3,839,000	7,066,000
Line of Credit Obligations	-	-	-	-	-
Total	$33,999,000	$2,778,000	$5,147,000	$5,254,000	$20,820,000

(1)	Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-K, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers. The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations. The Company initially issued stock (valued at $500,000) and cash for assets and intellectual property, and spent $3.7 million in Fiscal 2010 and $1.0 million in Fiscal 2011 to test the concept. The plan was to open five test stores, three of which were completed at a cost of approximately $200,000 per store for the physical build-out and inventory. The remaining two of the leased facilities remain unimproved. We finalized the proof-of-concept in March 2011. In fiscal 2012, the quarterly negative cash flow (defined as earnings before interest, taxes, depreciation and amortization) for each of the three stores has averaged $15,000 on revenues of $46,000, including rent for the two vacant locations. We estimate that cash flow break even can be achieved on revenues of $60,000 per quarter per store, which level may be lower if administrative costs were spread over a larger number of stores. We are currently planning to test a 4,000-unit store configuration in the two empty stores at an estimated total cost of $75,000, scheduled for completion by October 2012. Further expansion of Movie>Q will depend on the performance of the additional stores and the availability of additional funding.

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

Valuation of long-lived and intangible assets. Long-lived assets, consisting primarily of property, plant and equipment comprise a significant portion of the Company’s total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $17.5 million as of June 30, 2012.

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

At June 30, 2012, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance does not have a material impact on our financial statements.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurement requirements, in addition to other amendments that change principles or requirements for measuring fair value and for disclosing information about fair value measurements. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $9.4 million on June 30, 2012 under line of credit, note payable and mortgage agreements. The line of credit and one mortgage loan were subject to variable interest rates. The weighted average interest rate paid during fiscal 2012 was 7.3%. For variable rate debt outstanding at June 30, 2012, a .25% increase in interest rates will increase annual interest expense by approximately $3,000. Amounts outstanding or that may become outstanding under the revolving credit facility provide for interest at the banks’ prime rate plus 5.3% (8.55% as of June 30, 2012). The Company’s market risk exposure with respect to financial instruments is to changes in the prime rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	24

Financial Statements:

Consolidated Balance Sheets –
June 30, 2011 and 2012	25

Consolidated Statements of Operations –
Fiscal years ended June 30, 2010, 2011 and 2012	26

Consolidated Statements of Invested and Shareholders’ Equity –
Fiscal years ended June 30, 2010, 2011 and 2012	27

Consolidated Statements of Cash Flows –
Fiscal years ended June 30, 2010, 2011 and 2012	28

Notes to Consolidated Financial Statements	29

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	46

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Point.360

Burbank, California

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiaries (collectively the “Company”) as of June 30, 2011 and 2012, and the related consolidated statements of operations, invested and shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

SingerLewak LLP

Los Angeles, California

September 12, 2012

Point.360

Consolidated Balance Sheets

(in thousands)

	June 30,
Assets	2011	2012
Current assets:
Cash and cash equivalents	$355	$1,219
Accounts receivable, net of allowances for doubtful accounts of $351 and $330, respectively	6,347	5,916
Inventories, net	517	272
Prepaid expenses and other current assets	216	274
Prepaid income taxes	68	70
Total current assets	7,503	7,751

Property and equipment, net	17,153	17,475
Other assets, net	739	745
Total assets	$25,395	$25,971

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,473	$77
Current portion of capital lease obligations	236	95
Accounts payable	1,274	1,276
Accrued wages and benefits	1,058	1,367
Other accrued expenses	399	279
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	0	209
Other current liabilities	0	9

Total current liabilities	4,618	3,490

Notes payable, less current portion	9,541	9,236
Capital lease obligations, less current portion	170	0
Deferred gain on sale of real estate, less current portion	1,554	1,382
Deferred lease incentive, less current portion	0	1,618
Other long term liabilities	23	14

Total long-term liabilities	11,288	12,250

Total liabilities	15,906	15,740

Commitments and contingencies (Notes 6 and 8)	0	0

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	0	0
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 shares issued and outstanding on June 30, 2011 and 2012	21,695	21,695
Additional paid-in capital	10,125	10,419
Accumulated deficit	(22,331)	(21,883)
Total shareholders’ equity	9,489	10,231

Total liabilities and shareholders’ equity	$25,395	$25,971

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended June 30,
	2010	2011	2012
Revenues	$39,735	$35,222	$34,960
Cost of services sold	(28,461)	(24,343)	(22,064)

Gross profit	11,274	10,879	12,896

Selling, general and administrative expense	(15,981)	(13,197)	(12,074)
Research and development expense	(1,115)	(352)	0
Impairment charges	0	(684)	0
Restructuring costs	(745)	0	0

Operating loss	(6,567)	(3,354)	822

Interest expense	(937)	(857)	(834)
Interest income	10	53	20
Other income	537	1,347	440

Income (loss) before income taxes	(6,957)	(2,811)	448

Provision for income taxes	0	0	0

Net income (loss)	$(6,957)	$(2,811)	$448

Basic and diluted income (loss) per share	$(0.67)	$(0.26)	$0.04

Weighted average number of shares	10,405	10,647	10,513

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Invested and Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Dollars	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance on June 30, 2009	10,149	$21,025	$9,547	$(12,563)	$18,009
Acquisition of assets	342	500	0	0	500
Share issuance	10	0	0	0	0
Exercise of stock options	12	17	0	0	17
Share based compensation expense			261		261
Net loss	0	0	0	(6,957)	(6,957)
Balance on June 30, 2010	10,513	$21,542	$9,808	$(19,520)	$11,830
Share issuance	250	315	0	0	315
Share repurchase	(250)	(162)	0	0	(162)
Share based compensation expense	0	0	317	0	317
Net loss	0	0	0	(2,811)	(2,811)
Balance on June 30, 2011	10,513	$21,695	$10,125	$(22,331)	$9,489
Share based compensation expense			294		294
Net income	0	0	0	448	448
Balance on June 30, 2012	10,513	$21,695	$10,419	$(21,883)	$10,231

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2010	2011	2012

Cash flows from operating activities:
Net income (loss)	$(6,957)	$(2,811)	$448
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of fixed assets	(234)	(181)	11
Impairment of long lived assets	0	684	0
Depreciation and amortization	3,598	3,578	2,938
Amortization of deferred gain on sale of real estate	(178)	(178)	(178)
Amortization of deferred lease credit	0	0
Provision for (recovery of) doubtful accounts	(144)	(42)	(21)
Stock compensation expense	261	317	294
Amortization of non-compete agreement			4
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	911	1,276	452
(Increase) decrease in inventories	(147)	31	244
(Increase) decrease in prepaid expenses and other current assets	87	222	(57)
(Increase) decrease in prepaid income taxes	312	1,497	(2)
(Increase) in other assets	(14)	(132)	(10)
Increase in deferred lease incentive	0	0	1,827
(Decrease) increase in accounts payable	1,120	(1,553)	1
Increase (decrease) in accrued wages and benefits	(6)	(2,276)	309
Increase (decrease) in other accrued expenses and other long term liabilities	1,080	23	(113)
Net cash and cash equivalents provided by (used in) operating activities	(311)	455	6,147

Cash flows from investing activities:
Capital expenditures	(2,189)	(1,258)	(3,271)
Proceeds from sale of equipment or real estate	234	181	0
Investments in acquisitions	(650)	0	0
Net cash and cash equivalents used in investing activities	(2,605)	(1,077)	(3,271)

Cash flows from financing activities:
Issuance of common stock	0	153	0
Exercise of stock options	17	0	0
(Repayment of) proceeds from notes payable	(1,930)	592	(1,701)
(Repayment of) capital lease obligations	(157)	(17)	(311)
Net cash provided by (used in) financing activities	(2,070)	728	(2,012)
Net increase (decrease) in cash and cash equivalents	(4,986)	106	864
Cash and cash equivalents at beginning of year	5,235	249	355
Cash and cash equivalents at end of year	$249	$355	$1,219

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Notes to Consolidated Financial Statements

1.	THE COMPANY

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

As of June 30, 2012, the Company had opened three Movie>Q “proof-of-concept” stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents.

Cash equivalents represent highly liquid short-term investments with original maturities of less than three months when purchased.

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

At June 30, 2012, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2012.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. Our five largest studio customers represented 69%, 75% and 65% of accounts receivable at June 30, 2010, 2011 and 2012 respectively. Twentieth Century Fox (and affiliates) accounted for 23%, 34% and 28% of accounts receivable as of June 30, 2010, 2011, and 2012, respectively. Deluxe Media accounted for 35%, 9%, and 0% of accounts receivable as of June 30, 2010, 2011, and 2012, respectively. Disney accounted for 11% and 30% of accounts receivable as of June 30, 2011 and 2012, respectively. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 58%, 63% and 67% of net sales for the years ended June 30, 2010, 2011 and 2012, respectively. Twentieth Century Fox (and affiliates) accounted for 23%, 27% and 25% of sales in the years ended June 30, 2010, 2011 and 2012, respectively. Sales to Deluxe Media were 14% of sales in the year ended June 30, 2010 and 13% of sales in the year ended June 30, 2011, while sales to Disney were 13% and 27% of sales in the years ended June 30, 2011 and 2012, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, DVD’s, and games, and are stated at the lower of cost or market. Cost is determined using the average cost method. The rental library for the Movie>Q stores consists of DVD’s and games available for rental by customers. Because of the relatively short useful lives of these products, we view these assets to be current assets. We utilize the accelerated method of amortization because it approximates the demand for the product. A nominal residual value is established. Movie>Q amortization expense totaled $51,000, $228,000 and $125,000 for the years ended June 30, 2010, 2011 and 2012, respectively.

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

Operating Leases

Operating leases are accounted for in accordance with FASB Accounting Standard Codification Topic 840, “Accounting for Leases.” Rent expense under operating leases is recognized on a straight-line basis over the lease term. The difference between the rent expense and the rent payment is recorded as an increase or decrease in deferred rent liability. The Company accounts for tenant allowances in lease agreements as a deferred rent credit. The deferred credit is then amortized on a straight-line basis over the lease term as a reduction of rent expense. For operating leases that include rent free periods or escalation clauses over the term of the lease, the Company recognizes rent expense on a straight-line basis and the difference between expense and amounts paid is recorded as deferred rent in current and long-term liabilities.

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

As of June 30, 2011 and June 30, 2012, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $17.5 million as of June 30, 2012.

As of June 30, 2012, we compared the book value of our buildings and equipment to appraisals performed in conjunction with a new financing arrangement (see Note 15) which indicated no impairment. We then considered operating cash flows for the three years then ended together with a forecast for the fiscal year ended June 30, 2013. As indicated in the Consolidated Statement of Cash Flows, the Company reported the following “Net cash and cash equivalents provided by (used in) operating activities” for the last three fiscal years:

Year ended June 30, 2010	$(311,000)
Year ended June 30, 2011	455,000
Year ended June 30, 2012	6,147,000

In addition to the above, while not a GAAP measurement, Point.360 generated $2.6 million and $4.5 million of earnings before interest, taxes, depreciation and amortization and other non-cash charges (bad debt expense, stock based compensation and impairment charges) (“EBITDAN”) for the fiscal years ended June 30, 2011 and 2012, respectively. We also considered the Company’s closing stock price which ranged from $1.80 to $.47 per share over the two fiscal years ended June 30, 2012 ($0.60 as of June 30, 2012). While the stock price could be an indicator of impairment, we believe that it is not an appropriate measurement of value for Point.360 since market fluctuations (both increases and decreases) are often short term in nature, and the stock is thinly traded, can fluctuate widely on very low volume, and there is no significant institutional ownership. We believe the appraisals and cash flow are the more relevant indicators.

We have also considered the evolution of our past production work from physical to file-based formats. This trend is expected to continue, and we have taken and will continue to take, steps to consolidate facilities and realign capabilities which have enhanced operating cash flow. While this evolution will create uncertainties which may result in a material future impairment, we do not believe such impairment exists, and that further impairment testing is not required, as of June 30, 2012.

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

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Year Ended June 30,
	2010	2011	2012
Weighted average number of common shares outstanding used in computation of basic EPS	10,405	10,647	10,513
Dilutive number of outstanding stock options	0	0	10
Weighted average number of common and potential common shares outstanding used in computation of Diluted EPS	10,405	10,647	10,523
Number of dilutive options excluded in the computation of diluted EPS due to net loss	97	2	0

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in the 2010 and 2011 periods presented. The effect of potentially dilutive securities for the 2010 and 2011 periods was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share). Potentially dilutive securities in all periods consist of stock options for which the exercise price is less than the Company’s stock price. The number of anti-dilutive shares were 639,475, 0 and 0 as of June 30, 2010, 2011 and 2012, respectively.

Supplemental Cash Flow Information

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended June 30,
	2010	2011	2012
Cash payments for income taxes (net of refunds)	$(312)	$(1,497)	$2
Cash payments for interest	$816	$824	$783
Fixed assets purchased for stock	$500	$0	$0

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

3.	ACQUISITIONS

On September 29, 2009, the Company acquired the assets of Kiosk Concepts, a general partnership, for a purchase price of approximately $500,000 through the issuance of 342,466 shares of its common stock. The purchase price included $0.3 million of property and equipment and $0.2 million of deposits acquired. Substantially all of the assets purchased were new and had not been placed in service as of the acquisition date.  No liabilities were assumed.  The acquisition will enable to the Company to expand its service offerings by using the assets to develop and commercialize “automated” stores to rent and sell digital video discs (DVDs).  The DVD stores have the capacity of up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained approximately 1,200 to 1,600 square feet of retail space for each store.

The Company has spent $4.7 million as of June 30, 2012 to create three “proof of concept” locations.  The Company expects to seek expansion capital to increase the number of stores depending on the success of the “test” stores.  The new stores will provide consumers with an alternative to renting or acquiring DVDs from big box stores (e.g., Blockbuster), on-line vendors (e.g., Netflix), and stand-alone kiosks (e.g., Redbox).

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

During the years ended June 30, 2010 and 2011, the Company incurred $1,115,000 and $352,000, respectively, of costs associated with the acquisitions of Kiosk Concepts and DOR, consisting of transaction expenses ($55,000 in the twelve-month period) and project consulting costs ($1,060,000) associated with the automated stores.  These expenses are reflected as research and development expenses in the Consolidated Statements of Operations. The Company incurred no research and development expense in fiscal year 2012.

4.	PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. Additionally, Old Point.360 received $0.5 million from the purchaser for improvements. In accordance with the Accounting Standards Codification 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance (approximately $13.8 million) were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Consolidated Balance Sheet as of June 30, 2011 and 2012.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease are $1,111,000 and increasing annually there after based on the consumer price index change from year to year.

In June 2011, the Company entered into a lease amendment with respect to the Company’s Media Center facility. The amendment provides that the landlord would reimburse the Company up to $2 million for the leasehold improvements to be made by the Company to the premises. The leasehold improvements would be recorded as a fixed asset and amortized over the remaining term of the lease (until March 2021). Pursuant to the lease amendment, the Company’s monthly lease costs increased by approximately $14,000 on July 1, 2011, and by an additional $13,000 to approximately $27,000 on April 1, 2012. As of June 30, 2012, the Company had incurred $2.1 million of costs for construction, of which $2.0 million had been reimbursed by the landlord. A deferred lease incentive has been recorded for the total amount reimbursed by the landlord in accordance with ASC 840-20. The lease incentive is being amortized over the remaining lease term as an offset to rent.

The Company vacated one of its Burbank facilities on the February 28, 2012 expiration of the related lease and moved to the Media Center space, which will reduce monthly operating expenses by approximately $100,000. Total annual savings beginning in April 2012 are expected to be approximately $1.2 million.

Property and equipment consist of the following:

	June 30,
	2011	2012

Land	$3,985,000	$3,985,000
Buildings	9,254,000	9,268,000
Machinery and equipment	36,891,000	37,503,000
Leasehold improvements	6,843,000	9,052,000
Computer equipment	7,459,000	7,752,000
Equipment under capital lease	856,000	856,000
Office equipment, CIP	602,000	605,000
Less accumulated depreciation and amortization	(48,737,000)	(51,546,000)
Property and equipment, net	$17,153,000	$17,475,000

Depreciation is expensed over the estimated lives of buildings (39 years), machinery and equipment (7 years), computer equipment (5 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $3,547,000, $3,357,000 and $2,938,000 for the years ended June 30, 2010, 2011 and 2012, respectively. Machinery and equipment includes leased property under capital leases with a cost of $819,000 (with a net book value of $223,000) and $856,000 (with a net book value of $215,000) as of June 30, 2011 and 2012, respectively.

5.	401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Contributions to the plan related to employees of the Company were, $94,000, $81,000 and $81,000 in the years ended June 30, 2010, 2011 and 2012, respectively.

6.	LONG TERM DEBT AND NOTES PAYABLE

In January 2011, the Company entered into a credit agreement which provides $1 million of credit based on 85% of acceptable accounts receivable, as defined. The loan and security agreement provided for interest at prime rate plus 2% with an interest floor of 5.25%. In addition, the Company paid a monthly “maintenance” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 1% of the amount of the credit facility. Amounts outstanding under the agreement are secured by all of the Company’s assets other than real estate and are payable on demand. In March 2011, the credit limit was increased to $3 million based on 80% of acceptable accounts receivable, as defined. In November 2011, the credit limit remained at $3 million, however the borrowing base was reduced to 80% of acceptable accounts receivable less $300,000, the interest rate was reduced to prime plus 0.5% (currently 3.75%) with an interest floor of 3.75%, and the monthly maintenance fee was reduced to 0.4% (an equivalent annual fee of 4.8%). As of June 30, 2012, the Company had no borrowings under the credit agreement.

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

The Company entered into new credit agreements subsequent to June 30, 2012. Nee note 15.

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

Annual maturities for debt under term note and mortgage obligations as of June 30, 2012 are as follows:

2012	$172,000
2013	91,000
2014	99,000
2015	105,000
2016	113,000
Thereafter	8,828,000
$9,408,000

7.	INCOME TAXES

The Company reviewed its ASC 740-10 tax documentation for the periods through June 30, 2012 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through June 30, 2012. Based on Company’s review of its tax positions as of June 30, 2011 and June 30, 2012, no new uncertain tax positions have been determined; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of June 30, 2012, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the year ended June 30, 2012 because future realizability of such benefit was not considered to be more likely than not.  At June 30, 2011 and 2012, the Company had gross deferred tax assets of $9.1 million and $9.1 million, respectively, and corresponding valuation allowances of $9.1 million and $9.1 million, respectively.

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

The Company was notified by the IRS in September 2009 of its intent to audit federal tax returns for calendar year 2006 and the period from January 1 to August 13, 2007. The examination was completed with no adjustments required.

During fiscal 2010, the Company received a federal tax refund of approximately $0.4 million related to refunds due for tax year 2005. In July 2010, the Company received a refund of $1.5 million related to tax year 2006.

The Company was notified by the Franchise Tax Board in April 2011 of its intent to audit California tax returns for the fiscal years ended June 30, 2008 and 2009. The examination was completed with no adjustments required.

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the years ended June 30, 2010, 2011 and 2012 consists of the following (in thousands):

	Year Ended June 30,
	2010	2011		2012
Current tax (benefit) expense:
Federal	$0	$0		$0
State	0	0		0

Total current	0	0		0

Deferred tax (benefit) expense:
Federal	(2,119)	(1,155)		136
State	(534)	(318)		(119)
Valuation allowance	2,653	1,473	(17)
Total deferred	0	0		0

Total provision for (benefit from) for income taxes	$0	$0		$0

The composition of the deferred tax assets (liabilities) at June 30, 2010, 2011 and 2012 are listed below:

	2010	2011	2012

Accrued liabilities	$855,000	$189,000	$250,000
Allowance for doubtful accounts	169,000	151,000	141,000
Other	12,000	15,000	15,000
Total current deferred tax assets	1,036,000	355,000	406,000

Property and equipment	(92,000)	467,000	915,000
Goodwill and other intangibles	2,466,000	1,828,000	1,268,000
State net operating loss carry forward	3,860,000	6,108,000	6,115,000
Other	349,000	334,000	370,000
Valuation allowance	(7,619,000)	(9,092,000)	(9,074,000)
Total non-current deferred tax liabilities	(1,036,000)	(355,000)	(406,000)

Net deferred tax liability	$0	$0	$0

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended June 30,
	2010	2011	2012
Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	6%	6%	6%
Permanent difference	(2%)	11%	(25%)
Excess tax benefit for goodwill	1%	2%	(11%)
Valuation allowance	(39%)	(51%)	(8%)
Other (meals and entertainment)	0%	(2%)	4%

Tax provision	0%	0%	0%

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and production facilities, vehicles and data processing equipment in California under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2012 are as follows for the indicated fiscal years ended June 30:

2013	$1,943,000
2014	1,846,000
2015	1,878,000
2016	1,915,000
2017	1,924,000
Thereafter	7,066,000
Total minimum payments required	$16,572,000

*Minimum payments have not been reduced by minimum sublease rentals for $2,875,000 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended June, 30,
	2010	2011	2012
Rent Expense:	$3,613,000	$2,514,000	$2,331,000
Less: Sublease rentals	(350,000)	(299,000)	(299,000)
	$3,263,000	$2,215,000	$2,032,000

As of June 30, 2012, the Company leased seven of its nine facilities under operating leases. The operating leases expire on dates ranging from 2013 to 2021. The leases contain options to extend the primary term ranging from 3 to 20 years at either a stated or the then fair rental value. The Company subleases approximately 16,000 square feet of space at its Media Center facility to an outside party (under terms and conditions similar to the Company’s primary lease) at a rental rate of $25,000 monthly, which expires in 2021. Sublease income is included in other income in the consolidated statements of operations.

The Company’s vehicle and data processing equipment operating leases expire during the next three years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Severance Agreements

On September 30, 2003 Old Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2012, and are renewed automatically on an annual basis thereafter unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision. The Company assumed these severance agreements.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three years ended June 30, 2012 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the periods reported in this Form 10-K is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the years ended June 30, 2010, 2011 and 2012 were $261,000, $317,000 and $294,000, respectively.

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

During the fiscal years ended June 30, 2010, 2011 and 2012, the Company granted awards of stock options as follows:

	2010	2011	2012
Stock option awards	356,500	672,000	277,000
Weighted average Exercise price	$1.29	$0.86	$0.96

As of June 30, 2012, there were options outstanding to acquire 2,493,000 shares at an average exercise price of $1.32 per share. The estimated fair value of all awards granted during the years ended June 30, 2010, 2011 and 2012 were $210,000, $331,000 and $158,000, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2010	2011	2012
Risk-free interest rate	2.26%	1.87%	1.11%
Expected term (years)	5.0	5.0	5.0
Volatility	65%	64%	64%
Expected annual dividends	0	0	0

The following table summarizes the status of the 2007 and 2010 Plans as of June 30, 2012:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,953,625	539,500	2,493,125
Options available for grant	34,375	3,460,500	3,494,875

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2009	1,322,025	$1.66	$0.75
Granted	356,500	$1.29	$0.59
Exercised	(12,000)	$1.40	$0.85
Cancelled	(35,450)	$1.66	$0.76

Balance at June 30, 2010	1,631,075	$1.58	$0.71
Granted	672,000	$0.86	$0.49
Exercised	0	$0	$0
Cancelled	(69,600)	$1.60	$0.74

Balance at June 30, 2011	2,233,475	$1.36	$0.65
Granted	277,000	$0.96	$0.57
Exercised	0	$0	$0
Cancelled	(17,350)	$1.51	$0.70

Balance at June 30, 2012	2,493,125	$1.32	$0.64

As of June 30, 2012, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.4 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2010, 2011 and 2012 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of June 30, 2010
Employees – Outstanding	1,461,075	$1.58	3.24	$204,000
Employees – Expected to Vest	1,376,000	$1.58	3.21	$184,000
Employees – Exercisable	499,000	$1.72	2.75	$24,000
Non-Employees – Outstanding	170,000	$1.61	3.20	$23,000
Non-Employees – Vested	110,000	$1.47	3.31	$23,000
Non-Employees – Exercisable	110,000	$1.47	3.31	$23,000

As of June 30, 2011
Employees – Outstanding	2,028,475	$1.35	2.98	$0
Employees – Expected to Vest	825,628	$1.35	2.98	$0
Employees – Exercisable	834,800	$1.66	1.73	$0

Non-Employees-Outstanding	205,000	$1.49	2.59	$0
Non-Employees-Vested	165,000	$1.46	2.59	$0
Non-Employees-Exercisable	165,000	$1.46	2.59	$0

As of June 30, 2012
Employees – Outstanding	2,258,125	$1.32	2.28	$0
Employees – Expected to Vest	833,518	$1.32	2.28	$0
Employees – Exercisable	1,331,994	$1.54	1.34	$0

Non-Employees – Outstanding	235,000	$1.30	1.95	$0
Non-Employees – Vested	223,750	$1.44	1.88	$0
Non-Employees – Exercisable	223,750	$1.44	1.88	$0

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at June 30, 2012, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of June 30, 2012 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.79	938	0.6 Years	$1.79	938	$1.79
$1.37	30	1.4 Years	$1.37	30	$1.37
$1.29	304	2.6 Years	$1.29	152	$1.29
$1.27	15	3.2 Years	$1.27	4	$1.27
$1.20	249	1.6 Years	$1.20	187	$1.20
$1.15	30	3.4 Years	$1.15	30	$1.15
$1.07	30	4.4 Years	$1.07	30	$1.07
$1.05	30	2.4 Years	$1.05	30	$1.05
$0.95	247	4.7 Years	$0.95	0	$0.95
$0.86	545	3.6 Years	$0.86	136	$0.86
$0.75	75	3.9 Years	$0.75	19	$0.75

In addition, the Company issued 10,000 shares of restricted stock from the 2007 Plan during fiscal year ended June 30, 2010 with a weighted average fair value of $0.58 per share.

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

No triggering events occurred in the year ended June 30, 2012.

11.	RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2010, we ceased operation in our New York facility due to economic factors. Certain costs associated with terminating the lease, severance and other associated expenses totaling $745,000 were treated as restructuring costs. All matters related to this decision were completed in fiscal 2011.

12.	STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock purchase plan. The board authorized the open market purchase at such times and prices determined at the discretion of management. In fiscal 2009, the Company purchased 404,710 shares for $558,000. In fiscal 2010, 2011 and 2012, the Company did not purchase shares.

13. SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for 2010, 2011 and 2012. Allocations for internal resources were made for the three fiscal years ended June 30, 2012. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Year Ended June 30,
	2010	2011	2012
Point.360	$39,668	$34,667	$34,408
Movie>Q	67	555	552
Consolidated revenue	$39,735	$35,222	$34,960

Operating income (loss)(1)	Year Ended June 30,
	2010	2011	2012
Point.360	$(5,289)	$(1,503)	$1,574
Movie>Q	(1,278)	(1,851)	(752)
Operating income (loss)	$(6,567)	$(3,354)	$822

Total Assets	Year Ended June 30,
	2010	2011	2012
Point.360	$28,413	$23,608	$24,536
Movie>Q	2,731	1,787	1,435
Consolidated assets	$31,144	$25,395	$25,971

(1) Includes R&D expenses related to the Movie>Q project

14.	SETTLEMENT

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

15.	SUBSEQUENT EVENT

In August 2012, the Company entered into revolving credit and equipment financing agreements with Bank of the West (“BW”) as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at (i) Libor plus 2.75% (2.99% as of June 30, 2012) or (ii) BW’s alternative base rate plus 1.75% (5.0% as of June 30, 2012), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at BW’s cost of funds plus 3% (6.25% as of June 30, 2012). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2013.

General Terms. All amounts due under the revolving credit and equipment financing facilities are secured by all personal property of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $10.2 million as of June 30, 2012).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $1.5 million in the quarter ended June 30, 2012).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was 3.59 for the quarter ended June 30, 2012).

All obligations to BW are cross collateralized and there are cross-default provisions among BW and all other Company debt obligations. The agreements contain certain other terms and conditions common with such arrangements.

Amounts Borrowed. As of August 15, 2012, the Company had no outstanding borrowings under the revolving credit facility and equipment financing facilities. The Crestmark line of credit ($0.0 million outstanding at June 30, 2012) was terminated.

In connection with the termination of the Crestmark agreement, the Company paid a $30,000 break-up fee, which will be reflected in other income/expense in the quarter ended September 30, 2012.

The Company paid interest of $0.1 million during fiscal 2012 to Crestmark. On a pro forma basis, such interest would have been approximately $44,000 had the BW revolving credit agreement been in effect throughout fiscal 2012.

Point.360

Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended June 30, 2010	$537,000	$41,000	$0	$(185,000)	$393,000
Year ended June 30, 2011	$393,000	$36,000	$0	$(78,000)	$351,000
Year ended June 30, 2012	$351,000	$35,000	$0	$(56,000)	$330,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2012, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f), to determine whether any changes in internal control over financial reporting occurred during the year ended June 30, 2012 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

Not applicable.

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

2701 Media Center Drive

Los Angeles, CA 90065

If the Company makes any amendment to, or grant any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Form Proxy Statement to be filed by October 29, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 29, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

(1, 2)	Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – June 30, 2011 and June 30, 2012

Consolidated Statements of Operations – Fiscal Years Ended December June 30, 2010, 2011 and 2012

Consolidated Statements of Invested and Shareholders’ Equity –Fiscal Years Ended June 30, 2010, 2011 and 2012

Consolidated Statements of Cash Flows –Fiscal Years Ended June 30, 2010, 2011 and 2012

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit No.	Exhibit Description*

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2007, among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

2.2	Contribution Agreement, dated as of April 16, 2007, among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of June 22, 2007, among the Registrant, Old Point.360, and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

2.4	First Amendment to Contribution Agreement, dated as of June 22, 2007, among the Registrant, Old Point.360, and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K/T filed by the Registrant on November 13, 2007)

3.2	Certificate of Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 22, 2007)

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 2.1 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-144547, filed by the Registrant on July 13, 2007)

4.2	Rights Agreement dated July 25, 2007 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.3	Certificate of Determination of Series A Junior Participating Preferred Stock of the Registrant dated July 31, 2007 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.4	Form of Right Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

10.1	Noncompetition Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.1 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

10.2	Post Production Services Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.2 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

10.3	Working Capital Reconciliation Agreement dated August 13, 2007 among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.3 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

10.4	Indemnification and Tax Matters Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.4 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

10.5	Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Haig S. Bagerdjian (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.6	Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Alan R. Steel (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.7	2007 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.8	Building Lease (1133 Hollywood Way, Burbank Facility), dated June 11, 1998 (assumed by the Registrant), between Old Point.360 and Hollywood Way Office Ventures LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.9	Standard Industrial / Commercial Multi-Tenant Lease-Net (West Los Angeles facility), dated March 17, 2004 (assumed by the Registrant), between Old Point.360 and Martin Shephard, as co-Trustee of the Shephard Family Trust of 1988 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.10	Standard Industrial / Commercial Multi-Tenant Lease –Net (IVC facility), dated March 1, 2002 (assumed by the Registrant), between Old Point.360 and 2777 LLC, as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.11	Lease Agreement (Media Center) dated March 29, 2006 (assumed by the Registrant), between Old Point.360 and LEAFS Properties, LP (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.12	Asset Purchase Agreement, dated as of March 7, 2007 (assumed by the Registrant), among Old Point.360, Eden FX, Mark Miller, and John Gross (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.13	Transfer and Assumption Agreement dated August 8, 2007 between the Registrant and Old Point.360 (incorporated by reference to Exhibit 10.18 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.14	Sale, Purchase and Escrow Agreement (1133 Hollywood Way, Burbank Facility) dated May 19, 2008 among Point.360, Hollywood Way Office Ventures, LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the company on July 7, 2008)

10.15	Promissory Note dated July 1, 2008 between Point.360 and Lehman Brothers Bank FSB (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on July 7, 2008)

10.16	Standard Offer, Agreement and Escrow Instructions for the Purchase of Real Estate dated April 9, 2009 between Point.360 and Michael James Lantry, Trustee of the M.J. Lantry Trust dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 10, 2009)

10.17	Purchase Money Promissory Note secured by Deed of Trust dated June 10, 2009 between Point.360 and Michael James Lantry, Trustee of the M.I. Lantry trust dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on June 10, 2009)

10.18	Amendment No. 1 to 2007 Equity Incentive Plan of Point.360 dated February 10, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on February 12, 2010)

10.19	Settlement Agreement dated September 21, 2010 between the Company and DG Fastchannel, Inc. (incorporated by reference to Exhibit 10.3 of the form 10-Q filed by the Company on November 12, 2010).

10.20	2010 Incentive Plan of Point.360 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 18, 2010).

10.21	Loan and Security Agreement dated January 14, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 14, 2011).

10.22	Promissory Note dated January 14, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 14, 2011).

10.23	Amended and Restated Promissory Note dated March 7, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.24	Amendment No. 1 to Schedule to Loan and Security Agreement dated March 7, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.25	Second Amended and Restated Promissory Note dated November 15, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.26	Amendment No. 2 to Schedule to Loan and Security Agreement dated November 15, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.27	Release and Settlement Agreement dated March 8, 2011 between the Company and Holthouse, Carlin & Van Trigt LLP (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed by the Company on May 13, 2011).

10.28	Third Amendment to Lease dated June 3, 2011 between the Company and LEAFS Properties, L.P. (incorporated by reference to Exhibit 10.1 of the File 8-K filed by the Company on June 9, 2011).

10.29	Loan and Security Agreement dated July 31, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on August 16, 2012).

10.30	Accounts Receivable Line of Credit dated August 13, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on August 16, 2012).

10.31	Master Equipment Financing Agreement dated August 14, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on August 16, 2012).

21.1	Subsidiaries of the Registrant

23.1	Consent of SingerLewak LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following audited financial information from our Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011; (2) Consolidated Statements of Operations for the three years ended June 30, 2012; (3) Consolidated Statements of Cash Flows for the three years ended June 30, 2012; and (4) Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections)

___________________

*	Prior to August 21, 2007, Point.360 was named New 360. On August 21, 2007, New 360 changed its name to Point.360. In this Exhibit Index, Point.360 (including New 360 for the period prior to August 21, 2007) is referred to as the “Registrant.”

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

Dated: September 12, 2012

Point.360

By:	/s/ Haig S. Bagerdjian Haig S. Bagerdjian Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian Haig S. Bagerdjian	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 12, 2012

/s/ Alan R. Steel Alan R. Steel	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Accounting and Financial Officer)	September 12, 2012

/s/ Robert A. Baker Robert A. Baker	Director	September 12, 2012

/s/ Greggory J. Hutchins Greggory J. Hutchins	Director	September 12, 2012

/s/ Sam P. Bell Sam P. Bell	Director	September 12, 2012

/s/ G. Samuel Oki G. Samuel Oki	Director	September 12, 2012

