Form 10-Q
period 2012-12-31
Point.360
filed 2013-02-08
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2012

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

☐ Yes     ☑ No

As of December 31, 2012, there were 10,513,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Point.360

Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30,	Dec. 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$1,219	$1,285
Accounts receivable, net of allowances for doubtful accounts of $330 and $344, respectively	5,916	4,969
Inventories, net	272	314
Prepaid expenses and other current assets	274	481
Prepaid income taxes	70	70
Total current assets	7,751	7,119

Property and equipment, net	17,475	16,757
Other assets, net	745	757
Total assets	$25,971	$24,633

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$77	$344
Capital lease obligations	95	122
Accounts payable	1,276	1,361
Accrued wages and benefits	1,367	1,178
Other accrued expenses	279	177
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209
Other current liabilities	9	13

Total current liabilities	3,490	3,582

Notes payable, less current portion	9,236	8,400
Deferred gain on sale of real estate, less current portion	1,382	1,293
Deferred lease incentive, less current portion	1,618	1,514
Other long term liabilities	14	6

Total long-term liabilities	12,250	11,213

Total liabilities	15,740	14,795

Commitments and contingencies (Note 4)	-	-

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 shares issued and outstanding on June 30, 2012 and December 31, 2012	21,695	21,695
Additional paid-in capital	10,419	10,521
Accumulated deficit	(21,883)	(22,378)
Total shareholders’ equity	10,231	9,838

Total liabilities and shareholders’ equity	$25,971	$24,633

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012

Revenues	$8,542,000	$7,745,000	$17,511,000	$15,406,000
Cost of services sold	(5,513,000)	(5,221,000)	(11,039,000)	(10,174,000)

Gross profit	3,029,000	2,524,000	6,472,000	5,232,000
Selling, general and administrative expense	(2,985,000)	(2,910,000)	(6,164,000)	(5,843,000)

Operating income (loss)	44,000	(386,000)	308,000	(611,000)
Interest expense	(209,000)	(80,000)	(438,000)	(248,000)
Interest income	20,000	-	20,000	-
Other income	196,000	76,000	270,000	364,000

Income (loss) before income taxes	51,000	(390,000)	160,000	(495,000)
Provision for income taxes	-	-	-	-
Net income (loss)	$51,000	$(390,000)	$160,000	$(495,000)

Income (loss) per share:
Basic:
Net income (loss)	$-	$(0.04)	$0.02	$(0.05)
Weighted average number of shares	10,513,166	10,513,166	10,513,166	10,513,166
Diluted:
Net income (loss)	$-	$(0.04)	$0.02	$(0.05)
Weighted average number of shares including the dilutive effect of stock options	10,576,494	10,513,166	10,524,050	10,513,166

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31, (in thousands)
	2011	2012

Cash flows from operating activities:
Net income (loss)	$160	$(495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of fixed assets	6	-
Depreciation and amortization	1,537	1,238
Amortization of deferred gain on real estate	(89)	(89)
Amortization of deferred lease credit	(52)	(104)
Provision for (recovery of) doubtful accounts	(39)	14
Stock compensation expense	187	102
Amortization of non-compete agreement	4	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	457	933
(Increase) decrease in inventories	114	(42)
(Increase) in prepaid expenses and other current assets	(755)	(207)
(Increase) decrease in other assets	2	(12)
Increase in deferred lease incentive	803	-
Increase in accounts payable	573	85
Increase (decrease) in accrued wages and benefits	27	(189)
(Decrease) in other accrued expenses	(10)	(102)
Increase in other current liabilities	209	(4)
Net cash provided by operating activities	3,134	1,128

Cash flows from investing activities:
Capital expenditures	(1,913)	(212)
Proceeds from sale of property and equipment	-	-
Net cash (used in) investing activities	(1,913)	(212)

Cash flows from financing activities:
Repayment of line of credit	(948)	-
Borrowings of notes payable	-	8,602
Repayment of notes payable	(492)	(9,370)
Payment of capital lease obligations	(108)	(82)
Net cash (used in) financing activities	(1,548)	(850)
Net Increase (decrease) in cash and cash equivalents	(327)	66
Cash and cash equivalents at beginning of period	355	1,219
Cash and cash equivalents at end of period	$28	$1,285

Selected cash payments and non-cash activities were as follows (in thousands):

	Six Months Ended
	December 31,
	2011	2012
Cash payments for income taxes (net of refunds)	$2	$-
Cash payments for interest	$426	$291
Assets acquired under capital lease	$-	$308

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2012

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

As of December 31, 2012, the Company had opened three Movie>Q stores in Southern California employing an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. Two additional stores employing a smaller inventory management system are under construction and expected to be opened in the third fiscal quarter. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the three stores, the Company may seek to expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2012.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2011	2012	2011	2012
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,513	10,513	10,513	10,513
Dilutive effect of outstanding stock options	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,513	10,513	10,513	10,513
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	-	-	-	-

The weighted average number of common shares outstanding were the same amount for both basic and diluted income per share in the three month period ended December 31, 2011 and 2012 and the six-month periods ended December 31, 2011 and 2012. The effect of potentially dilutive securities for those periods were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 1,026,350 and 1,587,294 potentially dilutive shares at December 31, 2011 and 2012, respectively.

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

As of December 31, 2012 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

In August and September of 2012, the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.96% as of December 31, 2012) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of December 31, 2012), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (4.0% as of December 31, 2012). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2013.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The loans provide for interest at Libor plus 3% (3.21% as of December 31, 2012). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loans are secured by trust deeds on the properties.

General Terms. All amounts due under the revolving credit, equipment financing and term loan facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $9.8 million as of December 31, 2012).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $0.6 million for the quarter ended December 31, 2012).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was 1.34 for the quarter ended December 31, 2012).

All obligations to the bank are cross collateralized and there are cross-default provisions among the bank and all other Company debt obligations. The agreements contain certain other terms and conditions common with such arrangements.

Amounts Borrowed. As of December 31, 2012, the Company had no outstanding borrowings under the revolving credit facility and $0.3 million borrowed under the equipment financing facility.

In connection with the termination of the prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the six months ended December 31, 2012.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2012.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease were $1,111,000, increasing annually thereafter based on the Consumer Price Index change from year to year.

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

Property and equipment consist of the following as of December 31, 2012:

Land	$3,985,000
Buildings	9,287,000
Machinery and equipment	37,822,000
Leasehold improvements	9,060,000
Computer equipment	7,863,000
Equipment under capital lease	856,000
Office equipment, CIP	597,000
Subtotal	69,470,000
Less accumulated depreciation and amortization	(52,713,000)
Property and equipment, net	$16,757,000

NOTE 4- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 5- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through December 31, 2012 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through December 31, 2012. Based on Company’s review of its tax positions as of December 31, 2012, no new uncertain tax positions have resulted; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of December 31, 2012, the Company had no net deferred tax assets.  No tax benefit was recorded during the three or six month periods ended December 31, 2012 because future realizability of such benefit was not considered to be more likely than not.

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

Under the 2007 and 2010 Plans, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company’s common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Board, except that no option can be exercised later than ten years from the grant date. The stock options generally vest in one to five years.

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We also estimate the fair value of the award that is ultimately expected to vest to be recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations.

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2012 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and six month periods ended December 31, 2011 and 2012 was as follows:

Three months ended December 31, 2011	$102,000
Three months ended December 31, 2012	60,000
Six months ended December 31, 2011	187,000
Six months ended December 31, 2012	102,000

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

During each of the three and six month periods ended December 31, 2011 and 2012, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options	Exercise	Options	Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended December 31, 2011	30,000	$1.07	-	-
Three months ended December 31, 2012	30,000	$0.80	-	-
Six months ended December 31, 2011	30,000	$1.07	-	-
Six months ended December 31, 2012	30,000	$0.80	-	-

The following table summarizes the status of the 2007 and 2010 Plans as of September 30, 2012:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,980,625	538,175	2,518,800
Options available for grant	7,375	3,461,825	3,469,200

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2012	2,493,125	$1.32	$0.64
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled	(1,600)	$1.10	$0.49

Balance at September 30, 2012	2,491,525	$1.32	$0.64
Granted	30,000	$0.80	$0.57
Exercised	-	-	-
Cancelled	(2,725)	$1.12	$0.47

Balance at December 31, 2012	2,518,800	$1.31	$0.64

As of December 31, 2012, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.3 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2012 were as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($)

Employees – Outstanding	2,253,800	$1.31	1.77	-
Employees – Expected to Vest	2,028,420	$1.31	1.77	-
Employees – Exercisable	1,329,794	$1.54	0.84	-

Non-Employees-Outstanding	265,000	$1.36	1.83	-
Non-Employees- Expected to Vest	265,000	$1.36	1.83	-
Non-Employees-Exercisable	257,500	$1.37	1.80	-

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at December 31, 2012, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of December 31, 2012 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$1.79	938,300	0.12 years	$1.79	938,300	0.12 years
$1.37	30,000	0.87 years	$1.37	30,000	0.87 years
$1.29	303,100	2.11 years	$1.29	151,550	2.11 years
$1.27	15,000	2.70 years	$1.27	7,500	2.70 years
$1.20	246,925	1.12 years	$1.20	185,194	1.12 years
$1.15	30,000	2.88 years	$1.15	30,000	2.88 years
$1.07	30,000	3.92 years	$1.07	30,000	3.92 years
$1.05	30,000	1.88 years	$1.05	30,000	1.88 years
$0.95	246,700	4.21 years	$0.95	-	4.21 years
$0.86	543,775	3.11 years	$0.86	136,000	3.11 years
$0.80	30,000	4.85 years	$0.80	30,000	4.85 years
$0.75	75,000	3.36 years	$0.75	18,750	3.36 years

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

No triggering events occurred in the three and six months ended December 31, 2012.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2012 to December 31, 2012 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity
Balance, June 30, 2012	$21,695	$10,419	$(21,883)	$10,231
Stock-based compensation expense	-	42	-	42
Net loss	-	-	(105)	(105)
Balance, September 30, 2012	21,695	10,461	(21,988)	10,168
Stock-based compensation expense		60		60
Net loss	-	-	(390)	(390)
Balance, December 31, 2012	$21,695	$10,521	$(22,378)	$9,838

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the six months ended December 31, 2012.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three and six month periods ended December 31, 2011 and 2012. Allocations for internal resources were made for the three and six month periods ended December 31, 2011 and 2012. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Point.360	$8,394	$7,619	$17,228	$15,163
Movie>Q	148	126	283	243
Consolidated revenue	$8,542	$7,745	$17,511	$15,406

Operating income (loss)	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Point.360	$198	$(190)	$645	$(228)
Movie>Q	(154)	(196)	(337)	(384)
Operating income (loss)	$44	$(386)	$308	$(612)

Total Assets	June 30,	December 31,
	2012	2012
Point.360	$24,536	$23,388
Movie>Q	1,435	1,245
Consolidated assets	$25,971	$24,633

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Point.360 provides video and film asset management services to owners, producers and distributors of entertainment content.  We provide the services necessary to edit, master, reformat and archive our clients’ film and video content, including television programming, feature films and movie trailers using electronic and physical means. Clients include major motion picture studios and independent producers. The Company also rents and sells DVDs directly to consumers through its Movie>Q retail stores.

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses constituted approximately 83% of our revenues in the six months ended December 31, 2012. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues. Revenues were $7.7 million for the three months ended December 31, 2012, compared to $8.5 million for the three months ended December 31, 2011. Revenues declined due to lower orders for distribution of older programming and the timing of orders received with respect to seasonal television programming. Our major television customer is tending to spread current new season debuts throughout the year in reaction to audience acceptance. That customer reduced its outsourced requirement for domestic and foreign distribution of non-current programming by $0.7 million when compared to the prior year period, which orders vary from period to period. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended December 31, 2012, total costs of services declined $0.3 million, and were 67% of sales compared to 65% in the prior year. The majority of the decrease was associated with depreciation, facility and material costs. Material costs declined due to the reorganization of functions associated with the shift from physical to file based processes. This also contributed to lower delivery costs. Beginning in the fourth quarter of fiscal 2012, facility costs decreased by approximately $0.3 million per quarter due to the move of one of our Burbank locations to our Media Center facility, which savings is expected to continue. In the current period, outsourced servicing costs increased $0.2 million to complete specific customer tasks, which costs are not expected to continue in future quarters.

Gross Profit. In the three months ended December 31, 2012, gross margin was 33% of sales, compared to 35% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $2.9 million (38% of sales) in the three months ended December 31, 2012 as compared to $3.0 million (35% of sales) in the same period last year. The decrease in SG&A costs was due primarily to lower facility costs in the current period when compared to last year’s period.

Operating Income (Loss). Operating loss was $0.4 million in the fiscal 2013 period, compared to a break-even income in the same period last year.

Interest Expense. Net interest expense was $0.1 million in the fiscal 2013 period compared to $0.2 million in the prior year. We expect interest expense to decline during the remainder of fiscal 2013 due to a refinancing of our revolving debt and term loans during the quarter ended September 30, 2012 at lower interest rates. Interest expense for our two term loan mortgages declined by approximately $0.1 million in the quarter ended December 31, 2012 when compared to the prior year period.

Other Income. Other income in both periods represents sublease income and gain on sale of fixed assets.

Net Income (Loss). The net loss was $0.4 million in the fiscal 2013 period, compared to net income of $0.1 million in the 2012 period.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenues. Revenues were $15.4 million for the six months ended December 31, 2012, compared to $17.5 million for the six months ended December 31, 2011. Revenues declined due to lower orders for distribution of older programming and the timing of orders received with respect to seasonal television programming. Our major television customer is tending to spread current new season debuts throughout the year in reaction to audience acceptance. That customer reduced its outsourced requirement for domestic and foreign distribution of non-current programming by $1.8 million when compared to the prior year period, which orders vary from period to period. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the dic months ended December 31, 2012, total costs of services declined $0.9 million, and were 66% of sales compared to 63% in the prior year. The majority of the decrease was associated with depreciation, facility and material costs. Material costs declined due to the reorganization of functions associated with the shift from physical to file based processes. This also contributed to lower delivery costs. Beginning in the fourth quarter of fiscal 2012, facility costs decreased by approximately $0.3 million per quarter due to the move of one of our Burbank locations to our Media Center facility, which savings is expected to continue. In the current period, outsourced servicing costs increased $0.2 million to complete specific customer tasks, which costs are not expected to continue in the future.

Gross Profit. In the six months ended December 31, 2012, gross margin was 34% of sales, compared to 37% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $5.8 million (38% of sales) in the six months ended December 31, 2012 as compared to $6.2 million (35% of sales) in the same period last year. The decrease in SG&A costs was due primarily to lower facility costs in the current period when compared to last year’s period.

Operating Income (Loss). Operating loss was $0.6 million in the fiscal 2013 period, compared to income of $0.3 million in the same period last year.

Interest Expense. Net interest expense was $0.2 million in the current period compared to $0.4 million in the prior year’s period. We expect interest expense to decline during the remainder of fiscal 2013 due to a refinancing of our revolving debt and term loans during the quarter ended September 30, 2012 at lower interest rates. Interest expense for our two term loan mortgages declined by approximately $0.2 million in the six months ended December 31, 2012 when compared to the prior year period.

Other Income. Other income in both periods represents sublease income and gain on sale of fixed assets. In the 2012 six month period, other income also included a $0.3 million discount on debt repayment and the write off of $0.1 million deferred financing and other costs associated with the termination of a line of credit and one mortgage loan.

Net Income (Loss). The net loss was $0.5 million in the fiscal 2013 period, compared to net income of $0.2 million in the 2012 period.

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

In August and September of 2012, the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.96% as of December 31, 2012) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of December 31, 2012), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (4.0% as of December 31, 2012). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2013.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The loans provide for interest at Libor plus 3% (3.21% as of December 31, 2012). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years.

In connection with the new financing of the Hollywood Way mortgage, the Company received $126,000 (the difference between the new $5,526,000 loan and the $5,400,000 payoff amount of the old loan). The Company used cash of $491,000 (the difference between $3,566,000 payoff of the old loan and $3,075,000 provided by the new loan) in the Vine refinancing. The cash used for both transactions was $365,000, net of transaction costs. We expect annual interest savings on the two new mortgages to be approximately $360,000 based on the new mortgage interest rate as of December 31, 2012 as compared to the rates for the prior mortgages.

General Terms. All amounts due under the revolving credit, equipment financing and term loan facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $9.8 million as of December 31, 2012).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $0.6 million for the quarter ended December 31, 2012).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was 1.34 for the quarter ended December 31, 2012).

Amounts Borrowed. As of December 31, 2012, the Company had no outstanding borrowings under the revolving credit facility and $0.3 million borrowed under the equipment financing facility.

In connection with the termination of the prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the six months ended December 31, 2012.

Monthly and annual principal and interest payments due under the capital leases and mortgages are approximately $63,000 and $0.8 million, respectively, assuming no change in interest rates.

The following table summarizes the December 31, 2012 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$-
Current portion of, capital leases and mortgages	466,000
Long-term portion of notes payable, capital leases and mortgages	8,400,000
Total	$8,866,000

The Company’s cash balance increased from $1,219,000 on July 1, 2012 to $1,285,000 on December 31, 2012, due to the following:

Balance July 1, 2012	$1,219,000
Decrease in accounts receivable	933,000
Decrease in accrued expenses	(292,000)
Capital expenditures for property and equipment	(212,000)
Decrease in notes payable	(542,000)
Changes in other assets and liabilities	177,000
Balance December 31, 2012	$1,285,000

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

In fiscal 2012 and 2013, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 64 days to 63 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

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

The Company incurred $2.1 million of costs for the Media Center construction, of which $2.0 million was reimbursed by the landlord. The Company completed the project and vacated one of its Burbank facilities on the February 28, 2012 expiration of the related lease and move to the Media Center space. Total annual savings, which began in April 2012, are approximately $1.2 million.

We believe our current cash position and a difficult economy may provide us with the opportunity to invest in facility assets that will not only help fix our operating costs, but give us the potential to own appreciating real estate assets. We will continue to evaluate opportunities to reduce facility costs.

The following table summarizes contractual obligations as of December 31, 2012 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long-Term Debt Principal Obligations	$8,545,000	$344,000	$688,000	$688,000	$6,825,000
Long-Term Debt Interest Obligations (1)	2,196,000	276,000	519,000	473,000	928,000
Capital Lease Obligations	321,000	122,000	199,000	-	-
Capital Lease Interest Obligations	18,000	10,000	8,000	-	-
Operating Lease Obligations	15,380,000	1,955,000	3,878,000	3,848,000	5,699,000
Line of Credit Obligations	-	-	-	-	-
Total	$26,460,000	$2,707,000	$5,292,000	$5,009,000	$13,452,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers. The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors (e.g., Blockbuster and Hollywood Video) locations. The Company initially issued stock (valued at $500,000) and cash for assets and intellectual property, and spent $4.7 million in Fiscal 2010 and 2011 to test the concept. The plan was to open five test stores, three of which were completed at a cost of approximately $200,000 per store for the physical build-out and inventory. The remaining two of the leased facilities are expected to be completed in the third quarter of fiscal 2013 at a cost of approximately $50,000 per store. Over the last 12 months, the quarterly negative cash flow (defined as earnings before interest, taxes, depreciation and amortization) for each of the three stores operating during that period has averaged $18,000 on revenues of $43,000, including rent for the two previously vacant locations. We estimate that cash flow break even can be achieved on revenues of $61,000 per quarter per store, which level may be lower if administrative costs were spread over a larger number of stores. Further expansion of Movie>Q will depend on the performance of the stores and the availability of additional funding.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $16.8 million as of December 31, 2012.

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

At December 31, 2012, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $8.9 million on December 31, 2012 under note payable and mortgage agreements. Our new line of credit, equipment financing and two mortgage loans are subject to variable interest rates. The weighted average interest rate paid during the three months ended December 31, 2013 was 3.4%. For variable rate debt outstanding at December 31, 2012, a .25% increase in interest rates will increase annual interest expense by approximately $21,000. Amounts outstanding or that may become outstanding under the new credit facilities provide for interest primarily at the LIBOR plus 2.5-3.0% (2.71% to 3.21% as of December 31, 2012). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions and complaints against the Compnay arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses.
●	Prior breaches and changes in credit agreements and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.

●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.
●	Our ability to operate effectively as a stand-alone, publicly traded company.
●	The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

●	Possibility of the Company’s stock being delisted from the Nasdaq Capital Market.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of December 31, 2012 and June 30, 2012; (2) Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2012 and 2011; (3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2012 and 2011; and (4) Notes to Condensed Consolidated Financial Statements.*

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

POINT.360
DATE: February 8, 2013	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

