Form 10-Q
period 2013-03-31
Point.360
filed 2013-05-10
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

☐  Yes       ☑ No

As of March 31, 2013, there were 10,513,166 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Point.360

Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30,	March 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$1,219	$1,410
Accounts receivable, net of allowances for doubtful accounts of $330 and $352, respectively	5,916	5,565
Inventories, net	272	306
Prepaid expenses and other current assets	274	454
Prepaid income taxes	70	70
Total current assets	7,751	7,805

Property and equipment, net	17,475	16,315
Other assets, net	745	691
Total assets	$25,971	$24,811

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$77	$344
Capital lease obligations	95	100
Accounts payable	1,276	1,314
Accrued wages and benefits	1,367	1,565
Other accrued expenses	279	43
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209
Other current liabilities	9	13

Total current liabilities	3,490	3,766

Notes payable, less current portion	9,236	8,288
Deferred gain on sale of real estate, less current portion	1,382	1,248
Deferred lease incentive, less current portion	1,618	1,462
Other long term liabilities	14	3

Total long-term liabilities	12,250	11,001

Total liabilities	15,740	14,767

Commitments and contingencies (Note 4)	-	-

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 shares issued and outstanding on June 30, 2012 and March 31, 2013	21,695	21,695
Additional paid-in capital	10,419	10,577
Accumulated deficit	(21,883)	(22,228)
Total shareholders’ equity	10,231	10,044

Total liabilities and shareholders’ equity	$25,971	$24,811

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013

Revenues	$8,497,000	$8,295,000	$26,008,000	$23,701,000
Cost of services sold	(5,657,000)	(5,244,000)	(16,696,000)	(15,418,000)

Gross profit	2,840,000	3,051,000	9,312,000	8,283,000
Selling, general and administrative expense	(3,045,000)	(3,040,000)	(9,209,000)	(8,883,000)

Operating Income (loss)	(205,000)	11,000	103,000	(600,000)
Interest expense	(199,000)	(68,000)	(637,000)	(316,000)
Interest income	-	-	20,000	-
Other income	77,000	207,000	347,000	571,000

Income (loss) before income taxes	(327,000)	150,000	(167,000)	(345,000)
Provision for income taxes	-	-	-	-
Net income (loss)	$(327,000)	$150,000	$(167,000)	$(345,000)

Income (loss) per share:
Basic:
Net income (loss)	$(0.03)	$0.01	$(0.02)	$(0.03)
Weighted average number of shares	10,513,166	10,513,166	10,513,166	10,513,166
Diluted:
Net income (loss)	$(0.03)	$0.01	$(0.02)	$(0.03)
Weighted average number of shares including the dilutive effect of stock options	10,513,166	10,513,166	10,513,166	10,513,166

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, (in thousands)
	2012	2013

Cash flows from operating activities:
Net income (loss)	$(167)	$(345)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of fixed assets	7	-
Depreciation and amortization	2,260	1,854
Amortization of deferred gain on real estate	(134)	(134)
Amortization of deferred lease credit	(103)	(156)
Provision for (recovery of) doubtful accounts	(31)	22
Stock compensation expense	252	158
Amortization of non-compete agreement	4	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(808)	329
(Increase) decrease in inventories	172	(34)
(Increase) in prepaid expenses and other current assets	(527)	(180)
Decrease in prepaid income taxes	2	-
Decrease in other assets	3	54
Increase in deferred lease incentive	1,964	-
Increase in accounts payable	171	38
Increase in accrued wages and benefits	462	198
(Decrease) in other accrued expenses and other liabilities	(84)	(243)
Net cash provided by operating activities	3,443	1,561

Cash flows from investing activities:
Capital expenditures	(3,175)	(386)
Net cash (used in) investing activities	(3,175)	(386)

Cash flows from financing activities:
Proceeds from line of credit, net	94	-
Borrowings of notes payable	-	8,602
Repayment of notes payable	(510)	(9,456)
Repayment of capital lease obligations	(165)	(130)
Net cash (used in) financing activities	(581)	(984)
Net increase (decrease) in cash and cash equivalents	(313)	191
Cash and cash equivalents at beginning of period	355	1,219
Cash and cash equivalents at end of period	$42	$1,410

Selected cash payments and non-cash activities were as follows (in thousands):

	Nine Months Ended
	March 31,
	2012	2013
Cash payments for income taxes (net of refunds)	$2	$-
Cash payments for interest	$594	$363
Assets acquired through capital lease	$-	$308

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2013

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

As of March 31, 2013, the Company had opened three Movie>Q stores in Southern California employing an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. Two additional stores employing a smaller inventory management system are under construction and expected to be opened in the fourth fiscal quarter. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the five stores, the Company may seek to expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2012.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2012	2013	2012	2013
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,513	10,513	10,513	10,513
Dilutive effect of outstanding stock options	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,513	10,513	10,513	10,513
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	-	-	-	-

The weighted average number of common shares outstanding were the same amount for both basic and diluted income per share in the three month period ended March 31, 2012 and 2013 and the nine-month periods ended March 31, 2012 and 2013. The effect of potentially dilutive securities for those periods were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 1,540,094 and 984,025 potentially dilutive shares at March 31, 2012 and 2013, respectively.

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

As of March 31, 2013 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

In November 2010, the Company converted approximately $1 million of accounts payable into a note secured by a lien of all the Company’s assets, which security interest was subordinated to the Company’s then-existing credit agreement and other term and mortgage debt. The remaining amount due under the note was paid in October 2011, at a 12.5% discount.

In January 2011, the Company entered into a credit agreement which provided $1 million of credit. In March 2011, the credit limit was increased to $3 million. In August 2012, the credit agreement was replaced as discussed below.

In August and September of 2012, the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.95% as of March 31, 2013) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of March 31, 2013), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (4.00% as of March 31, 2013). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2013.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The loans provide for interest at Libor plus 3% (3.20% as of March 31, 2013). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loans are secured by trust deeds on the properties.

General Terms. All amounts due under the revolving credit, equipment financing and term loan facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $10.0 million as of March 31, 2013).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $0.9 million for the quarter ended March 31, 2013).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was 3.12 for the quarter ended March 31, 2013).

All obligations to the bank are cross collateralized and there are cross-default provisions among the bank and all other Company debt obligations. The agreements contain certain other terms and conditions common with such arrangements.

Amounts Borrowed. As of March 31, 2013, the Company had no outstanding borrowings under the revolving credit facility and $0.3 million borrowed under the equipment financing facility.

In connection with the termination of the prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the nine months ended March 31, 2013.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2013.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease were $1,111,000, increasing annually thereafter based on the Consumer Price Index change from year to year.

In June 2011, the Company entered into a lease amendment with respect to the Company’s Media Center facility. The amendment provided that the landlord would reimburse the Company up to $2 million for the leasehold improvements to be made by the Company to the premises. The leasehold improvements would be recorded as a fixed asset and amortized over the remaining term of the lease (until March 2021). Pursuant to the lease amendment, the Company’s monthly lease costs increased by approximately $14,000 on July 1, 2011, and by an additional $13,000 to approximately $27,000 on April 1, 2012. The Company incurred $2.1 million of costs for construction, of which $2.0 million was reimbursed by the landlord. A deferred lease incentive has been recorded for the total amount reimbursed by the landlord in accordance with ASC 840-20. The lease incentive is being amortized over the remaining lease term as an offset to rent.

The Company vacated one of its Burbank facilities on the February 28, 2012 expiration of the related lease and moved to the Media Center space, which reduced monthly operating expenses by approximately $100,000. Total annual savings beginning in April 2012 are approximately $1.2 million.

Property and equipment consist of the following as of March 31, 2013:

Land	$3,985,000
Buildings	9,287,000
Machinery and equipment	37,886,000
Leasehold improvements	9,082,000
Computer equipment	7,893,000
Equipment under capital lease	856,000
Office equipment, CIP	619,000
Subtotal	69,608,000
Less accumulated depreciation and amortization	(53,293,000)
Property and equipment, net	$16,315,000

NOTE 4- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 5- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through March 31, 2013 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through March 31, 2013. Based on Company’s review of its tax positions as of March 31, 2013, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of March 31, 2013, the Company had no net deferred tax assets.  No tax benefit was recorded during the three or nine month periods ended March 31, 2013 because future realizability of such benefit was not considered to be more likely than not.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2013 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and nine month periods ended March 31, 2012 and 2013 was as follows:

Three months ended March 31, 2012	$65,000
Three months ended March 31, 2013	56,000
Nine months ended March 31, 2012	252,000
Nine months ended March 31, 2013	158,000

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

During each of the three and nine month periods ended March 31, 2012 and 2013, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options	Exercise	Options	Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended March 31, 2012	-	$-	247,000	$0.95
Three months ended March 31, 2013	833,100	$0.81	-	$-
Nine months ended March 31, 2012	30,000	$1.07	247,000	$0.95
Nine months ended March 31, 2013	863,100	$0.81	-	$-

The following table summarizes the status of the 2007 and 2010 Plans as of March 31, 2013:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,875,000	538,100	2,413,525
Options available for grant	112,575	3,461,900	3,574,475

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance at June 30, 2012	2,493,125	$1.32	$0.64
Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled	(1,600)	$1.10	$0.49

Balance at September 30, 2012	2,491,525	$1.32	$0.64
Granted	30,000	$0.80	$0.57
Exercised	-	-	-
Cancelled	(2,725)	$1.12	$0.47

Balance at December 31, 2012	2,518,800	$1.31	$0.64
Granted	833,100	$0.81	$0.58
Exercised	-	-	-
Cancelled	(938,375)	$1.79	$0.85

Balance at March 31, 2013	2,413,525	$1.09	$0.53

As of March 31, 2013, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.7 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2013 were as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($)

Employees – Outstanding	2,248,525	$0.94	3.38	-
Employees – Expected to Vest	2,043,673	$0.94	3.38	-
Employees – Exercisable	826,525	$1.37	2.08	-

Non-Employees-Outstanding	165,000	$1.10	2.62	-
Non-Employees- Expected to Vest	165,000	$1.10	2.62	-
Non-Employees-Exercisable	157,500	$1.10	2.63	-

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at March 31, 2013, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of March 31, 2013 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$1.37	30,000	0.62 years	$1.37	30,000	0.62 years
$1.29	303,100	1.87 years	$1.29	227,325	1.87 years
$1.27	15,000	2.45 years	$1.27	7,500	2.45 years
$1.20	246,925	0.87 years	$1.20	246,925	0.87 years
$1.15	30,000	2.64 years	$1.15	30,000	2.64 years
$1.07	30,000	3.67 years	$1.07	30,000	3.67 years
$1.05	30,000	1.64 years	$1.05	30,000	1.64 years
$0.95	246,700	3.96 years	$0.95	61,675	3.96 years
$0.86	543,700	2.86 years	$0.86	271,850	2.86 years
$0.81	833,100	4.86 years	$0.81	-	4.86 years
$0.80	30,000	4.61 years	$0.80	30,000	4.61 years
$0.75	75,000	3.12 years	$0.75	18,750	3.12 years

In addition to the above 2007 Plan, the Company issued 10,000 shares of restricted stock during fiscal year ended June 30, 2010 with a weighted average fair value of $0.58 per share.

We use the detailed method provided in ASC 718 for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718.

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

No triggering events occurred in the three and nine months ended March 31, 2013.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2012 to March 31, 2013 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity
Balance, June 30, 2012	$21,695	$10,419	$(21,883)	$10,231
Stock-based compensation expense	-	42	-	42
Net loss	-	-	(105)	(105)
Balance, September 30, 2012	21,695	10,461	(21,988)	10,168
Stock-based compensation expense		60		60
Net loss	-	-	(390)	(390)
Balance, December 31, 2012	21,695	10,521	(22,378)	9,838
Stock-based compensation expense	-	56	-	56
Net income	-	-	150	150
Balance, March 31, 2013	$21,695	$10,577	$(22,228)	$10,044

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the nine months ended March 31, 2013.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three and nine month periods ended March 31, 2012 and 2013. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Point.360	$8,358	$8,171	$25,586	$23,334
Movie>Q	139	124	422	367
Consolidated revenue	$8,497	$8,295	$26,008	$23,701

Operating income (loss)	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Point.360	$(39)	$211	$606	$(16)
Movie>Q	(166)	(200)	(503)	(584)
Operating income (loss)	$(205)	$11	$103	$(600)

	June 30,	March 31,
Total Assets	2012	2013
Point.360	$24,536	$23,675
Movie>Q	1,435	1,136
Consolidated assets	$25,971	$24,811

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses constituted approximately 82% of our revenues in the nine months ended March 31, 2013. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2013

Revenues. Revenues were $8.3 million for the three months ended March 31, 2013, compared to $8.5 million for the three months ended March 31, 2012. Revenues declined due to lower orders for distribution of older programming and the timing of orders received with respect to seasonal television programming. Our major television customer is tending to spread current new season debuts throughout the year in reaction to audience acceptance. That customer reduced its outsourced requirement for domestic and foreign distribution of non-current programming by $0.6 million when compared to the prior year period, which orders vary from period to period. Increased sales were experienced in our computer graphic effects business. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended March 31, 2013, total costs of services declined $0.5 million, and were 63% of sales compared to 67% in the prior year. The majority of the decrease was associated with depreciation, facility and material costs. Material costs declined due to the reorganization of functions associated with the shift from physical to file based processes. This also contributed to lower delivery costs. Beginning in the fourth quarter of fiscal 2012, facility costs decreased by approximately $0.2 million per quarter due to the move of one of our Burbank locations to our Media Center facility, which savings is expected to continue. In the current period, outsourced servicing costs increased $0.1 million to complete specific customer tasks, which costs are not expected to continue in future quarters.

Gross Profit. In the three months ended March 31, 2013, gross margin was 37% of sales, compared to 33% for the same period last year. The increase in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $3.0 million (37% of sales) in the three months ended March 31, 2013 as compared to $3.0 million (36% of sales) in the same period last year.

Operating Income (Loss). Operating income was $11,000 in the fiscal 2013 period compared to a $0.2 million loss in the same period last year.

Interest Expense. Net interest expense was $0.1 million in the fiscal 2013 period compared to $0.2 million in the prior year. We expect interest expense to decline during the remainder of fiscal 2013 due to a refinancing of our revolving debt and term loans during the quarter ended September 30, 2012 at lower interest rates. Interest expense for our two term loan mortgages declined by approximately $0.1 million in the quarter ended March 31, 2013 when compared to the prior year period.

Other Income. Other income in both periods includes sublease income. The current quarter also includes $0.1 million of income associated with the change in accounting estimate for a customer rebate program.

Net Income (Loss). Net income was $0.2 million in the fiscal 2013 period, compared to a $0.3 million loss in the 2012 period.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2013

Revenues. Revenues were $23.7 million for the nine months ended March 31, 2013, compared to $26.0 million for the nine months ended March 31, 2012. Revenues declined due to lower orders for distribution of older programming and the timing of orders received with respect to seasonal television programming. Our major television customer is tending to spread current new season debuts throughout the year in reaction to audience acceptance. That customer reduced its outsourced requirement for domestic and foreign distribution of non-current programming by approximately $3.0 million when compared to the prior year period, which orders vary from period to period. Sales to two other major studio customers increased $1.5 million for the current period. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the nine months ended March 31, 2013, total costs of services declined $1.3 million, and were 65% of sales compared to 64% in the prior year. The majority of the decrease was associated with depreciation, facility and material costs. Material costs declined due to the reorganization of functions associated with the shift from physical to file based processes. This also contributed to lower delivery costs. Beginning in the fourth quarter of fiscal 2012, facility costs decreased by approximately $0.3 million per quarter due to the move of one of our Burbank locations to our Media Center facility, which savings is expected to continue. In the current period, outsourced servicing costs increased $0.3 million to complete specific customer tasks, which costs are not expected to continue in the future.

Gross Profit. In the nine months ended March 31, 2013, gross margin was 35% of sales, compared to 36% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $8.9 million (37% of sales) in the nine months ended March 31, 2013 as compared to $9.2 million (35% of sales) in the same period last year. The decrease in SG&A costs was due primarily to lower facility costs in the current period when compared to last year’s period.

Operating Income (Loss). Operating loss was $0.6 million in the fiscal 2013 period, compared to income of $0.1 million in the same period last year.

Interest Expense. Net interest expense was $0.3 million in the current period compared to $0.6 million in the prior year’s period. We expect interest expense to decline during the remainder of fiscal 2013 due to a refinancing of our revolving debt and term loans during the quarter ended September 30, 2012 at lower interest rates. Interest expense for our two term loan mortgages declined by approximately $0.2 million in the nine months ended March 31, 2013 when compared to the prior year period.

Other Income. Other income in both periods includes sublease income. In the fiscal 2013 nine month period, other income also included a $0.3 million discount on debt repayment, the write off of $0.1 million deferred financing and other costs associated with the termination of a line of credit and one mortgage loan, and $0.1 million of income associated with the change in accounting estimate for a customer rebate program.

Net Income (Loss). The net loss was $0.3 million in the fiscal 2013 period, compared to $0.2 million in the 2012 period.

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

In August and September of 2012, the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.95% as of March 31, 2013) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of March 31, 2013), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (4.00% as of March 31, 2013). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2013.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The loans provide for interest at Libor plus 3% (3.20% as of March 31, 2013). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years.

In connection with the new financing of the Hollywood Way mortgage, the Company received $126,000 (the difference between the new $5,526,000 loan and the $5,400,000 payoff amount of the old loan). The Company used cash of $491,000 (the difference between $3,566,000 payoff of the old loan and $3,075,000 provided by the new loan) in the Vine refinancing. The cash used for both transactions was $365,000, net of transaction costs. We expect annual interest savings on the two new mortgages to be approximately $360,000 based on the new mortgage interest rate as of March 31, 2013 as compared to the rates for the prior mortgages.

General Terms. All amounts due under the revolving credit, equipment financing and term loan facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $10.0 million as of March 31, 2013).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $0.9 million for the quarter ended March 31, 2013).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was 3.12 for the quarter ended March 31, 2013).

Amounts Borrowed. As of March 31, 2013, the Company had no outstanding borrowings under the revolving credit facility and $0.3 million borrowed under the equipment financing facility.

In connection with the termination of the prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the nine months ended March 31, 2013.

Monthly and annual principal and interest payments due under the capital leases and mortgages are approximately $61,000 and $0.7 million, respectively, assuming no change in interest rates.

The following table summarizes the March 31, 2013 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$-
Current portion of, capital leases and mortgages	444,000
Long-term portion of notes payable, capital leases and mortgages	8,288,000
Total	$8,732,000

The Company’s cash balance increased from $1,219,000 on July 1, 2012 to $1,410,000 on March 31, 2013, due to the following:

Balance July 1, 2012	$1,219,000
Decrease in accounts receivable	329,000
Decrease in accrued expenses & other liabilities	(243,000)
Capital expenditures for property and equipment	(694,000
Changes in other assets and liabilities	799,000
Balance March 31, 2013	$1,410,000

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

In fiscal 2012 and 2013, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have increased from approximately 64 days to 68 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

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

The following table summarizes contractual obligations as of March 31, 2013 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long-Term Debt Principal Obligations	$8,459,000	$344,000	$688,000	$688,000	$6,739,000
Long-Term Debt Interest Obligations (1)	2,128,000	274,000	513,000	468,000	873,000
Capital Lease Obligations	273,000	100,000	173,000	-	-
Capital Lease Interest Obligations	15,000	9,000	6,000	-	-
Operating Lease Obligations	15,102,000	1,986,000	4,024,000	3,878,000	5,214,000
Line of Credit Obligations	-	-	-	-	-
Total	$25,977,000	$2,713,000	$5,404,000	$5,034,000	$12,826,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers. The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors’ (e.g., Blockbuster and Hollywood Video) locations. The Company initially issued stock (valued at $500,000) and cash for assets and intellectual property, and spent $4.7 million in Fiscal 2010 and 2011 to test the concept. The plan was to open five test stores, three of which were completed at a cost of approximately $200,000 per store for the physical build-out and inventory. The remaining two of the leased facilities are expected to be completed in the fourth quarter of fiscal 2013 at a cost of approximately $50,000 per store. Over the last 12 months, the quarterly negative cash flow (defined as earnings before interest, taxes, depreciation and amortization) for each of the three stores operating during that period has averaged $20,000 on revenues of $41,000, including rent for the two previously vacant locations. We estimate that cash flow break even can be achieved on revenues of $61,000 per quarter per store, which level may be lower if administrative costs were spread over a larger number of stores. Further expansion of Movie>Q will depend on the performance of the stores and the availability of additional funding.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $16.3 million as of March 31, 2013.

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

At March 31, 2013, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $8.7 million on March 31, 2013 under note payable and mortgage agreements. Our new line of credit, equipment financing and two mortgage loans are subject to variable interest rates. The weighted average interest rate paid during the three months ended March 31, 2013 was 3.25%. For variable rate debt outstanding at March 31, 2013, a .25% increase in interest rates will increase annual interest expense by approximately $21,000. Amounts outstanding or that may become outstanding under the new credit facilities provide for interest primarily at the LIBOR plus 2.5-3.0% (2.7% to 3.2% as of March 31, 2013). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions and complaints against the Company arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012; (2) Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2012 and 2013; (3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2012 and 2013; and (4) Notes to Condensed Consolidated Financial Statements.*

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

POINT.360
DATE: May 10, 2013	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

