Form 10-K
period 2013-06-30
Point.360
filed 2013-09-13
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
Yes ☐     No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2012) was approximately $2.4 million. As of August 15, 2013, there were 10,520,666 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (to be filed by October 28, 2013) relating to its 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

⋅      our recent history of losses;
⋅      Point.360’s breach of credit agreements;
⋅      our highly competitive marketplace;
⋅      the risks associated with dependence upon significant customers;
⋅      our ability to execute our expansion strategy;
⋅      the uncertain ability to manage in a changing environment;
⋅      our dependence upon, and our ability to adapt to, technological developments;
⋅      dependence on key personnel;
⋅      our ability to maintain and improve service quality;
⋅      fluctuation in quarterly operating results and seasonality in certain of our markets;
⋅      possible significant influence over corporate affairs by significant shareholders;
⋅      our ability to operate effectively as a stand-alone, publicly traded company; and
⋅      the cost associated with being compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

Digital and Video Editing.  Digital editing services are located in Burbank and Los Angeles, California. The editing suites are equipped with state-of-the-art digital editing equipment, including the Autodesk® Smoke® and Avid® Symphony Nitris which provide precise and repeatable electronic transfer of data, video and/or audio information from one or more sources to a new master to effect complex transitions from source to source while simultaneously inserting titles and/or digital effects over background video. Video is edited into completed programs such as television shows, DVD compression masters, movie trailers, electronic press kits, specials, and corporate and educational presentations.

Graphics and Animation. We offer creative services for television main title creation. Innovative artists work in conjunction with producers on concepts for new television series. Through computer graphics interface, we create animated characters or other animated concepts.

Digital Color Correction.  Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred electronically to a digitally mastered format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. We transfer film and data to digital formats using Spirit 4k Telecine, Imagica and Blackmagic DaVinci Resolve color correction systems.   The re-mastering of studio film and television libraries to the HDTV broadcast standard has become a growing portion of our film transfer business, as well as affiliated services such as foreign language mastering, duplication and distribution.

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

Closed Captioning and Subtitling.  All broadcast material requires closed captioning. We are able to create closed captioning formatted for high definition and standard definition Blu-ray and DVD markets when requested. Subtitling is offered in over twenty foreign languages. Transcripts are created for legal review, subtitling and language dubbing in foreign markets

Foreign Language Mastering. Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. We provide dubbed language recording and versioning followed by an audio layback and conform service that supports various audio, data and videotape formats to create an international language-specific master videotape. We also create music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog recording and international distribution.

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

Web Content. We master webisode content for the domestic and international distribution markets. Point.360 mastering technologies include cost-effective audio design and mix, color grading, digital file creation, foreign language versioning, and global file deliveries. The growth of the platform delivery systems has accelerated the demand for content.

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

High Definition Television and Ultra High Definition (“HDTV” and “UHD”). We are capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television. HDTV has quickly become the mastering standard for domestic content providers. We believe that the aggressive timetable associated with such conversion, which has resulted both from mandates by the Federal Communications Commission for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. We maintain a state-of-the-art HDTV capability.

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

As of June 30, 2013, we had opened three Movie>Q “proof-of-concept” stores in Southern California. Each store employs an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer a 10,000 unit selection to customers at competitive low rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the existing stores, we may seek to expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution industry service offering.

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

We solicit the motion picture and television industries to generate revenues. In the fiscal years ended June 30, 2011, 2012 and 2013, five major motion picture studios accounted for approximately 63%, 67% and 68% of Point.360’s revenues, respectively. Sales to Twentieth Century Fox and affiliates comprised 27%, 25% and 32% of revenues in those periods, respectively. Sales to Disney were 13% of sales in 2011, 27% of sales in 2012 and 19% of sales in 2013. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

We generally do not have exclusive service agreements with our clients. Because clients generally do not make arrangements with us until shortly before our facilities and services are required, we usually do not have any significant backlog of service orders. Our services are generally offered on an hourly or per unit basis based on volume.

Customer Service

We believe we have built a strong reputation in the market with a commitment to customer service. We receive customer orders via courier services, telephone, and the Internet. Our sales and customer service staff develops strong relationships with clients within the studios and is trained to emphasize our ability to confirm delivery, interpret supplied technical specifications, and meet difficult delivery time frames and provide reliable and cost-effective service. Studios select Point.360 because of our ability to meet often changing or rush delivery schedules in addition to our flexibility and responsiveness to meeting new technology demands.

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

Employees

The Company had approximately 231 full-time employees as of June 30, 2013. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

Point.360 had losses in each of the four fiscal years ended June 30, 2011 and in fiscal year ended 2013 due, in part, to increased price competition, the cost of being a publicly traded company and a number of unusual charges. There is no assurance as to future profitability on a quarterly or annual basis.

Point.360 previously breached its credit agreements, and we may do so in the future.

Due to reduced sales levels and the consequential net losses, Point.360 has breached certain covenants of its credit facilities in the past, including in the fourth quarter of fiscal 2013. The breaches were temporarily cured based on amendments, forbearance agreements or waivers from the banks.

Although we were in a cash positive position as of June 30, 2013 and expect to be for the foreseeable future, if we incur losses in the future, there is a risk that we will default under financial covenants contained in our credit agreements and/or will not be able to pay off revolving or term loans when due. If a default condition exists, all amounts that may be outstanding under the agreements may be due and payable which could materially and adversely affect our business.

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

Although we have an active client list of approximately 1,500 customers, our five largest customers and and/or their affiliates accounted for approximately 63%, 67% and 68% of our revenues in the fiscal years ended June 30, 2011, 2012 and 2013, respectively. Twentieth Century Fox (and affiliates) accounted for 27%, 25% and 32% in the fiscal years ended June 30, 2011, 2012 and 2013, respectively. Sales to Disney were 13%, 27% and 19% of sales in the fiscal years ended June 30, 2011, 2012 and 2013, respectively. If one or more of these companies were to stop using our services, or use their influence to adversely affect pricing, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact those industries.

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

Through June 30, 2013, we have spent approximately $4.7 million ($0.5 million in stock and $4.2 million in cash) to develop the Movie>Q concept and open three proof-of-concept stores. A roll out of additional stores is contemplated.  We will require significant financing to implement a roll out, which financing may not be available on reasonable terms, if at all. While we believe the Movie>Q alternative provides an attractive alternative for consumers in the DVD and video game rental market, there can be no assurance of success.

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

Our common stock is publicly traded on the Nasdaq Capital Market. Due to the Company’s failure to maintain a stock price of $1.00 on occasion in the past, the Company was notified by Nasdaq that its stock would be delisted if the closing bid price of the stock failed to reach $1.00 per share for 10 consecutive trading days. Even though the price has gained compliance in each instance, there is no assurance that an active trading market will be sustained in the future. The Company received a similar letter of non-compliance in July 2013.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

⋅      our business profile and market capitalization may not fit the investment objectives of our shareholders and, as a result, our shareholders may sell our shares;

⋅      a shift in our investor base;

⋅      our quarterly or annual earnings, or those of other companies in our industry;

⋅      actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

⋅      changes in accounting standards, policies, guidance, interpretations or principles;

⋅      announcements by us or our competitors of significant acquisitions or dispositions;

⋅      our ability to meet earnings estimates of shareholders;

⋅      the operating and stock price performance of other comparable companies;

⋅      overall market fluctuations, and;

⋅      general economic conditions.

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

Our controlling shareholder may cause the Company to be operated in a manner that is not in the best interests of other shareholders.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During fiscal 2012 and 2013, the Company's Common Stock was traded on the NASDAQ Global and Capital Markets under the symbol PTSX. The following table sets forth, the high and low closing price per share for the Common Stock for each quarter of the fiscal years ended June 30, 2012 and 2013.

	Common Stock
	Low	High
Year Ended June 30, 2012
First Quarter	$0.57	$0.77
Second Quarter	$0.57	$1.20
Third Quarter	$0.75	$1.18
Fourth Quarter	$0.55	$0.83

Year Ended June 30, 2013
First Quarter	$0.52	$1.22
Second Quarter	$0.54	$1.00
Third Quarter	$0.59	$1.05
Fourth Quarter	$0.84	$1.50

On August 15, 2013, the closing sale price of the Common Stock as reported on the Nasdaq Capital Market was $1.00 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

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

Stock Repurchases and Unregistered Stock Issuances

During the year ended June 30, 2013 the Company did not repurchase any of its securities, or issue any securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to the fiscal years ended June 30, 2009 to 2013 have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended June 30,
Statement of Operations Data	2009	2010	2011	2012	2013
Revenues	$45,619	$39,735	$35,222	$34,960	$30,937
Cost of services sold	(31,023)	(28,461)	(24,343)	(22,064)	(20,419)
Gross profit	14,596	11,274	10,879	12,896	10,518
Selling, general and administrative expense	(16,500)	(15,981)	(13,197)	(12,074)	(11,982)
Research and development expense	-	(1,115)	(352)	-	-
Restructuring costs	-	(745)	-	-	-
Impairment charges	(9,961)	-	(684)	-	-
Operating income (loss)	(11,865)	(6,567)	(3,354)	822	(1,464)
Interest expense, net	(628)	(927)	(804)	(814)	(394)
Other income	396	537	1,347	440	647
(Provision for) benefit from income tax	(363)	-	-	-	(23)
Net income (loss)	$(12,460)	$(6,957)	$(2,811)	$448	$(1,234)
Income (loss) per share	$(1.20)	$(0.67)	$(0.26)	$0.04	$(0.12)
Weighted average common share outstanding	10,358	10,405	10,647	10,513	10,513

	Year Ended June 30,
Other Data	2009		2010	2011	2012	2013
Capital expenditures	$16,586	(1)	$2,189	$1,258	$3,271	$476
Selected Balance Sheet Data
Cash and cash equivalents	$5,235		$249	$355	$1,219	$1,696
Working capital	10,048		2,445	2,885	4,261	3,420
Property and equipment, net	20,417		20,157	17,153	17,475	15,993
Total assets	37,394		31,144	25,395	25,971	23,652
Shareholders' equity	18,009		11,830	9,489	10,231	9,219

(1)                   Includes $12,939 for the purchase of real estate

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses constitute approximately 84% of our revenues. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

	Twelve Months Ended June 30,
	2011		2012		2013
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues	$35,222	100.0	$34,960	100.0	$30,937	100.0
Costs of services sold	(24,343)	(69.1)	(22,064)	(63.1)	(20,419)	(66.0)
Gross profit	10,879	30.9	12,896	36.9	10,518	34.0
Selling, general and administrative expense	(13,197)	(37.5)	(12,074)	(34.5)	(11,982)	(38.7)
Research and development expense	(352)	(1.0)	-	-	-	-
Impairment charges	(684)	(1.9)	-	-	-	-
Operating income (loss)	(3,354)	(9.5)	822	2.4	(1,464)	(4.7)
Interest expenses, net	(804)	(2.3)	(814)	(2.3)	(394)	(1.3)
Other income	1,347	3.8	440	1.3	647	2.1
Income taxes	-	-	-	-	(23)	(0.1)
Net income (loss)	$(2,811)	(8.0)	$448	1.3	$(1,234)	(4.0)

Twelve Months Ended June 30, 2013 Compared to Twelve Months Ended June 30, 2012

Revenues. Revenues were $30.9 million for the twelve months ended June 30, 2013, compared to $35.0 million for the twelve months ended June 30, 2012. Revenues declined due to lower orders for distribution of older programming and the timing of orders received with respect to seasonal television programming. One major customer reduced its outsourced requirement for domestic and foreign distribution of non-current programming by $3.6 million when compared to the prior year period, which orders vary from period to period. Increased sales were experienced with two other larger customers. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the twelve months ended June 30, 2013, total costs of services declined $1.7 million, and were 66% of sales compared to 63% in the prior year. The majority of the decrease was associated with depreciation, facility and material costs. Material costs declined due to the reorganization of functions associated with the shift from physical to file based processes. This also contributed to lower delivery costs. Beginning in the fourth quarter of fiscal 2012, facility costs decreased by approximately $0.2 million per quarter due to the move of one of our Burbank locations to our Media Center facility, which savings is expected to continue. In the current period, outsourced servicing costs increased $0.3 million to complete specific customer tasks, which costs are not expected to continue in future quarters.

Gross Profit. In the twelve months ended June 30, 2013, gross margin was 34% of sales, compared to 37% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $12.0 million (39% of sales) in the twelve months ended June 30, 2013 as compared to $12.1 million (35% of sales) in the same period last year.

Operating Income (Loss). Operating loss was $1.5 million in the fiscal 2013 period compared to a $0.8 million operating income in the same period last year.

Interest Expense.  Net interest expense was $0.4 million in the fiscal 2013 period compared to $0.8 million in the prior year. Interest expense declined in fiscal 2013 due to a refinancing of our revolving debt and term loans during the quarter ended September 30, 2012 at lower interest rates. Interest expense for our two term loan mortgages declined by approximately $0.4 million in the year ended June 30, 2013 when compared to the prior year period.

Other Income. Other income in both periods includes sublease income. The current year also includes $0.1 million of income associated with the change in accounting estimate for a customer rebate program.

Net Income (Loss). Net loss was $1.2 million in the fiscal 2013 period, compared to a $0.4 million net income in the 2012 period.

Twelve Months Ended June 30, 2012 Compared to Twelve Months Ended June 30, 2011

Revenues. Revenues were $35.0 million for the twelve months ended June 30, 2012, compared to $35.2 million for the twelve months ended June 30, 2011. Service revenues remained consistent between the periods. We are continuing to invest in file-based capabilities where demand is expected to grow.  We completed the move of one of our Burbank operations into newly renovated space in our Media Center facility in the third quarter of fiscal 2012, and revenues were not affected. We are evaluating re-entry into the commercial spot distribution business after the August 14, 2012 expiration of the five-year noncompetition agreement between the Company and Digital Generation, Inc. (formerly DG FastChannel, Inc.). We cannot currently estimate the impact on future revenues associated with possibly re-entering this market.

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

Gross Profit. In the twelve months ended June 30, 2012, gross margin was 37% of sales, compared to 31% for the year ended June 30, 2011. The increase in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $12.1 million (35% of sales) in the twelve months ended June 30, 2012 as compared to $13.2 million (38% of sales) in the year ended June 30, 2011. SG&A personnel costs, professional fees, and depreciation decreased $0.3 million, $0.4 million, and $0.3 million, respectively, in fiscal year 2012 when compared to fiscal year 2011.

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

Operating Income (Loss). Operating income was $0.8 million in the fiscal 2012 period, compared to a $3.4 million loss in the year ended June 30, 2011.

Interest Expense.  Net interest expense was $0.8 million in both periods.

Other Income. Other income in both periods represents sublease income and gain on sale of fixed assets. In the 2012 twelve month period, other income also included a $0.1 million discount on debt repayment. In fiscal year 2011, the Company also received $1.0 million from the settlement of a claim. In the fiscal year 2011 twelve month period, other income was partially offset by a put option expense of $0.2 million.

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

In July 2008, the Company entered into a Promissory Note with a bank (the “note”) in order to purchase land and a building that had been occupied by the Company since 1998 (the total purchase price was approximately $8.1 million). Pursuant to the note, the Company borrowed $6,000,000. The mortgage was paid off in September 2012 and replaced by a new mortgage (see below). The Company received a $332,000 discount in connection with the payoff, which was recorded as a gain on extinguishment, and wrote off approximately $90,000 of deferred financing costs related to the note, both of which were recorded as other income (expense) in the quarter ended September 30, 2012.

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

In August and September of 2012, the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.94% as of June 30, 2013) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of June 30, 2013), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (3.89% as of June 30, 2013). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2013.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The loans provide for interest at Libor plus 3% (3.19% as of June 30, 2013). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years.

In connection with the new financing of the Hollywood Way mortgage, the Company received $126,000 (the difference between the new $5,526,000 loan and the $5,400,000 payoff amount of the old loan). The Company used cash of $491,000 (the difference between $3,566,000 payoff of the old loan and $3,075,000 provided by the new loan) in the Vine refinancing. The cash used for both transactions was $365,000, net of transaction costs. We expect annual interest savings on the two new mortgages to be approximately $360,000 based on the new mortgage interest rate as of June 30, 2013 as compared to the rates for the prior mortgages.

General Terms. All amounts due under the revolving credit, equipment financing and term loan facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.    Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $9.2 million as of June 30, 2013).

2.    Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $(0.2) million for the quarter ended June 30, 2013).

3.    Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was a negative 0.76 for the quarter ended June 30, 2013).

Amounts Borrowed. As of June 30, 2013, the Company had no outstanding borrowings under the revolving credit facility and $0.4 million borrowed under the equipment financing facility.

In connection with the termination of the prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the year ended June 30, 2013.

Monthly and annual principal and interest payments due under the capital leases and mortgages are approximately $68,000 and $0.8 million, respectively, assuming no change in interest rates.

As of June 30, 2013, the Company was not in compliance with the quarterly EBITDA covenant or the minimum quarterly fixed charge ratio and received a waiver from the bank. If the Company does not achieve compliance in future quarters, all amounts outstanding under the credit arrangements may become due.

The following table summarizes the June 30, 2013 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$-
Current portion of, capital leases and mortgages	490,000
Long-term portion of notes payable, capital leases and mortgages	8,267,000
Total	$8,757,000

The Company’s cash balance increased from $1,219,000 on July 1, 2012 to $1,696,000 on June 30, 2013, due to the following:

Balance July 1, 2012	$1,219,000
Decrease in accounts receivable	1,210,000
Decrease in accrued expenses & other liabilities	(115,000)
Capital expenditures for property and equipment	(476,000)
Changes in other assets and liabilities	(142,000)
Balance June 30, 2013	$1,696,000

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

In fiscal 2012 and 2013, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have remained at approximately 64 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The Company purchased the Vine Property in June 2009. The building is currently being used for storage. Building renovations will cost about $1.0-$1.5 million depending on the expected use of the space. One alternative will be to move our entire West Los Angeles operation to Vine by the May 2014 expiration of the West Los Angeles lease if we decide not to exercise our option to extend the lease.

In June 2011, the Company entered into a lease amendment with respect to the Company’s Media Center facility. The amendment provided that the landlord would reimburse the Company for up to $2 million of improvements to be made to the premises. The amendment also provided that the Company’s monthly rent cost increased by approximately $14,000 on July 1, 2011, and an additional $13,000 to approximately $27,000 on April 1, 2012.

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

The following table summarizes contractual obligations as of June 30, 2013 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Long-Term Debt Principal Obligations	$8,373,000	$344,000	$688,000	$688,000	$6,653,000
Long-Term Debt Interest Obligations (1)	2,057,000	271,000	507,000	462,000	817,000
Capital Lease Obligations	384,000	146,000	238,000	-	-
Capital Lease Interest Obligations	21,000	13,000	8,000	-	-
Operating Lease Obligations	15,031,000	1,998,000	4,035,000	3,866,000	5,132,000
Line of Credit Obligations	-	-	-	-	-
Total	$25,866,000	$2,772,000	$5,476,000	$5,016,000	$12,602,000

     (1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-K, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers. The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors’ (e.g., Blockbuster and Hollywood Video) locations. The Company initially issued stock (valued at $500,000) and cash for assets and intellectual property, and spent $4.7 million in Fiscal 2010 and 2011 to test the concept. The plan was to open five test stores, three of which were completed at a cost of approximately $200,000 per store for the physical build-out and inventory. The remaining two of the leased facilities are expected to be completed in the second quarter of fiscal 2014 at a cost of approximately $50,000 per store. Over the last 12 months, the quarterly negative cash flow (defined as earnings before interest, taxes, depreciation and amortization) for each of the three stores operating during that period has averaged $22,000 on revenues of $40,000, including rent for the two previously vacant locations. We estimate that cash flow break even can be achieved on revenues of $62,000 per quarter per store, which level may be lower if administrative costs were spread over a larger number of stores. Further expansion of Movie>Q will depend on the performance of the stores and the availability of additional funding.

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

We will continue to consider the acquisition of businesses which complement our current operations and possible real estate transactions. Consummation of any acquisition, real estate or other expansion transaction by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing line of credit and term loans. In the current economic climate, additional financing may not be available. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

Allowance for doubtful accounts.  We are required to make judgments, based on historical experience and future expectations, as to the collectability of accounts receivable. The allowances for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances as a charge to selling, general and administrative expenses based on estimates related to the following factors: (i) customer specific allowance; (ii) amounts based upon an aging schedule and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

Valuation of long-lived and intangible assets.  Long-lived assets, consisting primarily of property and equipment, comprise a significant portion of the Company’s total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

Factors we consider important which could trigger an impairment review include the following:

⋅      Significant underperformance relative to expected historical or projected future operating results;

⋅      Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

⋅      Significant negative industry or economic trends;

⋅      Significant decline in our stock price for a sustained period; and

⋅      Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $16.0 million as of June 30, 2013.

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

At June 30, 2013, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2013.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.   The Company had borrowings of $8.8 million on June 30, 2013 under note payable and mortgage agreements. Our line of credit, equipment financing and two mortgage loans are subject to variable interest rates. The weighted average interest rate paid during fiscal 2013 was 4.35%. For variable rate debt outstanding at June 30, 2013, a .25% increase in interest rates will increase annual interest expense by approximately $22,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 2.5 – 3% (2.69% to 3.19% as of June 30, 2013). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	23

Financial Statements:

Consolidated Balance Sheets –
June 30, 2012 and 2013	24

Consolidated Statements of Operations –
Fiscal years ended June 30, 2011, 2012 and 2013	25

Consolidated Statements of Invested and Shareholders’ Equity –
Fiscal years ended June 30, 2011, 2012 and 2013	26

Consolidated Statements of Cash Flows –
Fiscal years ended June 30, 2011, 2012 and 2013	27

Notes to Consolidated Financial Statements	28

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	44

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Point.360

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiaries (collectively, the “Company”) as of June 30, 2012 and 2013, and the related consolidated statements of operations, invested and shareholders' equity, and cash flows for the three years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2013, and the results of their operations and their cash flows for the three years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
Los Angeles, California
September 13, 2013

Point.360
Consolidated Balance Sheets
(in thousands)

	June 30,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$1,219	$1,696
Accounts receivable, net of allowances for doubtful accounts of $330 and $327, respectively	5,916	4,709
Inventories, net	272	315
Prepaid expenses and other current assets	274	253
Prepaid income taxes	70	-
Total current assets	7,751	6,973

Property and equipment, net	17,475	15,993
Other assets, net	745	686
Total assets	$25,971	$23,652

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$77	$344
Current portion of capital lease obligations	95	146
Accounts payable	1,276	1,302
Accrued wages and benefits	1,367	1,317
Other accrued expenses	279	44
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209
Other current liabilities	9	13

Total current liabilities	3,490	3,553

Notes payable, less current portion	9,236	8,029
Capital lease obligations, less current portion	-	238
Deferred gain on sale of real estate, less current portion	1,382	1,204
Deferred lease incentive, less current portion	1,618	1,409
Other long term liabilities	14	-

Total long-term liabilities	12,250	10,880

Total liabilities	15,740	14,433

Commitments and contingencies (Note 8)	-	-

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 shares issued and outstanding on June 30, 2012 and 2013.	21,695	21,695
Additional paid-in capital.	10,419	10,641
Accumulated deficit	(21,883)	(23,117)
Total shareholders’ equity	10,231	9,219

Total liabilities and shareholders’ equity	$25,971	$23,652

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended June 30,
	2011	2012	2013

Revenues	$35,222	$34,960	$30,937
Cost of services sold	(24,343)	(22,064)	(20,419)

Gross profit	10,879	12,896	10,518

Selling, general and administrative expense	(13,197)	(12,074)	(11,982)
Research and development expense	(352)	-	-
Impairment charges	(684)	-	-

Operating income (loss)	(3,354)	822	(1,464)

Interest expense	(857)	(834)	(394)
Interest income	53	20	-
Other income	1,347	440	647

Income (loss) before income taxes	(2,811)	448	(1,211)

Provision for income taxes	-	-	(23)

Net income (loss)	$(2,811)	$448	$(1,234)

Basic and diluted income (loss) per share	$(0.26)	$0.04	$(0.12)

Weighted average number of shares (Basic)	10,647	10,513	10,513
Weighted average number of shares (Diluted)	10,647	10,523	10,513

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Invested and Shareholders’ Equity
(in thousands)

	Common Stock
	Shares	Dollars	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance on June 30, 2010	10,513	$21,542	$9,808	$(19,520)	$11,830

Share issuance	250	315	-	-	315

Share repurchase	(250)	(162)	-	-	(162)

Share based compensation expense	-	-	317	-	317

Net loss	-	-	-	(2,811)	(2,811)

Balance on June 30, 2011	10,513	$21,695	$10,125	$(22,331)	$9,489

Share based compensation expense	-	-	294	-	294

Net income	-	-	-	448	448

Balance on June 30, 2012	10,513	$21,695	$10,419	$(21,883)	$10,231

Share based compensation expense	-	-	222	-	222

Net loss	-	-	-	(1,234)	(1,234)

Balance on June 30, 2013	10,513	$21,695	$10,641	$(23,117)	$9,219

The accompanying notes are an integral part of these consolidated financial statements.

Point.360
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2011	2012	2013
Cash flows from operating activities:
Net income (loss)	$(2,811)	$448	$(1,234)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of fixed assets	(181)	11	-
Gain on debt extinguishment	-	-	(332)
Gain from reversal of accrual	-	-	(131)
Impairment of long lived assets	684	-	-
Depreciation and amortization	3,578	2,938	2,405
Amortization of deferred gain on sale of real estate	(178)	(178)	(178)
Amortization of deferred lease credit	-	-	(209)
(Recovery of) doubtful accounts	(42)	(21)	(3)
Stock compensation expense	317	294	222
Amortization of non-compete agreement	-	4	-
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	1,276	452	1,210
(Increase) decrease in inventories	31	244	(43)
(Increase) decrease in prepaid expenses and other current assets	222	(57)	91
(Increase) decrease in prepaid income taxes	1,497	(2)	-
(Increase) decrease in other assets	(132)	(10)	59
Increase in deferred lease incentive	-	1,827	-
(Decrease) increase in accounts payable	(1,553)	1	26
Increase (decrease) in accrued wages and benefits	(2,276)	309	(49)
Increase (decrease) in other accrued expenses and other long term liabilities	23	(113)	(115)
Net cash and cash equivalents provided by operating activities	455	6,147	1,719

Cash flows from investing activities:
Capital expenditures	(1,258)	(3,271)	(476)
Proceeds from sale of equipment or real estate	181	-	-
Net cash and cash equivalents used in investing activities..	(1,077)	(3,271)	(476)

Cash flows from financing activities:
Issuance of common stock	153	-	-
Borrowings of notes payable	-	-	8,602
(Repayment of) proceeds from notes payable	592	(1,701)	(9,210)
(Repayment of) capital lease obligations	(17)	(311)	(158)
Net cash and cash equivalents provided by (used in) financing activities	728	(2,012)	(766)
Net increase (decrease) in cash and cash equivalents	106	864	477
Cash and cash equivalents at beginning of year	249	355	1,219
Cash and cash equivalents at end of year	$355	$1,219	$1,696

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended June 30,
	2011	2012	2013
Cash payments for income taxes (net of refunds)	$(1,497)	$2	$-
Cash payments for interest	$824	$783	$412
Assets acquired through capital lease	$-	$-	$447

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

As of June 30, 2013, the Company had opened three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. Two additional stores employing a smaller inventory management system are expected to open in the near future. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the proof-of-concept, the Company may seek to rapidly expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying Consolidated Financial Statements include the accounts and transactions of the Company, and those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission’s rules and regulations for reporting financial statements and footnotes. All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

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

Allowance for doubtful accounts.

We are required to make judgments, based on historical experience and future expectations, as to the collectability of accounts receivable. The allowances for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances as a charge to selling, general and administrative expenses based on estimates related to the following factors: (i) customer specific allowance; (ii) amounts based upon an aging schedule and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

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

At June 30, 2013, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2013.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits, which was the case as of June 30, 2013.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. Our five largest studio customers represented 65% and 60% of accounts receivable at June 30, 2012 and 2013, respectively. Twentieth Century Fox (and affiliates) accounted for 28% and 22% of accounts receivable as of June 30, 2012 and 2013, respectively. Disney accounted for 30% and 23% of accounts receivable as of June 30, 2012 and 2013, respectively. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

Thefive largest studio customers accounted for 63%, 67% and 68% of net revenues for the years ended June 30, 2011, 2012 and 2013, respectively. Twentieth Century Fox (and affiliates) accounted for 27%, 25% and 32% of revenues in the years ended June 30, 2011, 2012 and 2013, respectively.  Sales to Deluxe Media were 13% of sales in the year ended June 30, 2011, while sales to Disney were 13%, 27% and 19% of sales in the years ended June 30, 2011, 2012 and 2013, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, DVD’s, and games, and are stated at the lower of cost or market. Cost is determined using the average cost method. The rental library for the Movie>Q stores consists of DVD’s and games available for rental by customers. Because of the relatively short useful lives of these products, we view these assets to be current assets. We utilize the accelerated method of amortization because it approximates the demand for the product. A nominal residual value is established. Movie>Q amortization expense totaled $228,000, $125,000 and $142,000 for the years ended June 30, 2011, 2012 and 2013, respectively.

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

Cash, the only Level 1 input applicable to the Company (there are no Level 2 or 3 inputs), is stated on the Consolidated Balance Sheets at fair value.

As of June 30, 2012 and June 30, 2013, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and interest payable approximates fair value due to the short-term nature of such instruments. The carrying value of notes payable, capital lease obligations, and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Impairment of long lived assets

Factors we consider important which could trigger an impairment review include the following:

⋅      Significant underperformance relative to expected historical or projected future operating results;

⋅      Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

⋅      Significant negative industry or economic trends;

⋅      Significant decline in our stock price for a sustained period; and

⋅      Our market capitalization relative to net book value.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $16.0 million as of June 30, 2013.

As of June 30, 2013, we compared the book value of our buildings and equipment to appraisals performed in conjunction with a new financing arrangement completed during fiscal 2013 which indicated no impairment. We then considered operating cash flows for the three years then ended together with a forecast for the fiscal year ended June 30, 2014. As indicated in the Consolidated Statements of Cash Flows, the Company reported the following “Net cash and cash equivalents provided by (used in) operating activities” for the last three fiscal years:

Year ended June 30, 2011	$455,000
Year ended June 30, 2012	6,147,000
Year ended June 30, 2013	1,719,000

We also considered the Company’s closing stock price which ranged from $1.80 to $0.47 per share over the three fiscal years ended June 30, 2013 ($1.02 as of June 30, 2013). While the stock price could be an indicator of impairment, we believe that it is not an appropriate measurement of value for Point.360 since market fluctuations (both increases and decreases) are often short term in nature, and the stock is thinly traded, can fluctuate widely on very low volume, and there is no significant institutional ownership. We believe the appraisals and cash flow are the more relevant indicators.

We have also considered the evolution of our past production work from physical to file-based formats. This trend is expected to continue, and we have taken and will continue to take, steps to consolidate facilities and realign capabilities which have enhanced operating cash flow. While this evolution will create uncertainties which may result in a material future impairment, we do not believe such impairment exists, and that further impairment testing is not required, for the year ended June 30, 2013.

Valuation of long-lived assets.  Long-lived assets, consisting primarily of property and equipment, comprise a significant portion of the Company’s total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Year Ended June 30,
	2011	2012	2013
Weighted average number of common shares outstanding used in computation of basic EPS	10,647	10,513	10,513
Dilutive number of outstanding stock options	-	10	-
Weighted average number of common and potential common shares outstanding used in computation of Diluted EPS	10,647	10,523	10,513
Number of dilutive options excluded in the computation of diluted EPS due to net loss	2	-	30

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in the 2011 and 2013 periods presented. The effect of potentially dilutive securities for the 2011 and 2013 periods was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share). Potentially dilutive securities in the 2011 and 2012 periods consist of stock options for which the exercise price is less than the Company’s stock price. The number of anti-dilutive shares were 0, 0 and 1,728,500 as of June 30, 2011, 2012 and 2013, respectively.

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
3. ACQUISITIONS

On September 29, 2009, the Company acquired the assets of Kiosk Concepts, a general partnership, for a purchase price of approximately $500,000 through the issuance of 342,466 shares of its common stock. The purchase price included $0.3 million of property and equipment and $0.2 million of deposits acquired. Substantially all of the assets purchased were new and had not been placed in service as of the acquisition date. No liabilities were assumed. The acquisition enabled to the Company to expand its service offerings by using the assets to develop and commercialize “automated” stores to rent and sell digital video discs (DVDs). The DVD stores have the capacity of up to 10,000 DVDs for rent or sale via software-controlled automated dispensers contained approximately 1,200 to 1,600 square feet of retail space for each store.

The Company has spent $4.7 million as of June 30, 2013 to create three “proof of concept” locations. The Company expects to seek expansion capital to increase the number of stores depending on the success of the “test” stores. The new stores will provide consumers with an alternative to renting or acquiring DVDs from big box stores (e.g., Blockbuster), on-line vendors (e.g., Netflix), and stand-alone kiosks (e.g., Redbox).

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

These acquisitions were accounted for asbusiness combinations. On the date of acquisition, the transaction was not material to the Company’s financial position. Accordingly, pro forma financial amounts are not presented. The allocation of the purchase price to the tangible assets acquired is based on the replacement cost and estimates from management to calculate fair value.

During the years ended June 30, 2010 and 2011, the Company incurred $1,115,000 and $352,000, respectively, of costs associated with the acquisitions of Kiosk Concepts and DOR, consisting of transaction expenses ($55,000 in the twelve-month period) and project consulting costs ($1,060,000) associated with the automated stores. These expenses are reflected as research and development expenses in the Consolidated Statements of Operations. The Company incurred no research and development expense in fiscal year 2013.
4. PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Consolidated Balance Sheets as of June 30, 2012 and 2013.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initialfive years of the lease are $1,111,000 and increasing annually there after based on the consumer price index change from year to year.

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

Property and equipment consist of the following:

	June 30,
	2012	2013
Land	$3,985,000	$3,985,000
Buildings	9,268,000	9,291,000
Machinery and equipment	37,503,000	37,938,000
Leasehold improvements	9,052,000	9,082,000
Computer equipment	7,752,000	7,901,000
Equipment under capital lease	856,000	995,000
Office equipment	503,000	506,000
CIP	102,000	104,000
Subtotal	69,021,000	69,802,000
Less accumulated depreciation and amortization	(51,546,000)	(53,809,000)
Property and equipment, net	$17,475,000	$15,993,000

Depreciation is expensed over the estimated lives of buildings (39 years), machinery and equipment (7 years), computer equipment (7 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $3,357,000, $2,938,000 and $2,405,000 for the years ended June 30, 2011, 2012 and 2013, respectively. Property under capital leases pertains to machinery and equipment, with a cost of $856,000 (with a net book value of $215,000) and $995,000 (with a net book value of $304,000) as of June 30, 2012 and 2013, respectively.
5. 401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Contributions to the plan related to employees of the Company were, $81,000, $81,000 and $78,000 in the years ended June 30, 2011, 2012 and 2013, respectively.
6. LONG TERM DEBT AND NOTES PAYABLE

In August and September of 2012, the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.94% as of June 30, 2013) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of June 30, 2013), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (3.89% as of June 30, 2013). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2013.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The loans provide for interest at Libor plus 3% (3.19% as of June 30, 2013). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years.

In connection with the new financing of the Hollywood Way mortgage, the Company received $126,000 (the difference between the new $5,526,000 loan and the $5,400,000 payoff amount of the old loan). The Company received a $332,000 discount in connection with the payoff, which was recorded as a gain on extinguishment, and wrote off approximately $90,000 of deferred financing costs related to the note, both of which were recorded as other income (expense) in the year ended June 30, 2013. The Company used cash of $491,000 (the difference between $3,566,000 payoff of the old loan and $3,075,000 provided by the new loan) in the Vine refinancing. The cash used for both transactions was $365,000, net of transaction costs. We expect annual interest savings on the two new mortgages to be approximately $360,000 based on the new mortgage interest rate as of June 30, 2013 as compared to the rates for the prior mortgages.

General Terms. All amounts due under the revolving credit, equipment financing and term loan facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.    Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $9.2 million as of June 30, 2013).

2.    Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $(0.2) million for the quarter ended June 30, 2013).

3.    Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was a negative 0.76 for the quarter ended June 30, 2013).

At June 30, 2013 the Company did not meet the minimum quarterly EBITDA nor the minimum quarterly fixed charge ratio covenants, but obtained a waiver from the bank on August 23, 2013.

Amounts Borrowed. As of June 30, 2013, the Company had no outstanding borrowings under the revolving credit facility, $0.4 million ($0.2 million in current and $0.2 million in non-current) borrowed under the equipment financing facility, and $8.4 million ($0.3 million in current and $8.1 million in non-current) borrowed under the term note.

In connection with the termination of the prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the year ended June 30, 2013.

Annual maturities for debt under term note and capital lease obligations as of June 30, 2013 are as follows:

2014	$490,000
2015	496,000
2016	431,000
2017	344,000
2018	344,000
Thereafter	6,652,000
$8,757,000

7. INCOME TAXES

The Company reviewed its ASC 740-10 tax documentation for the periods through June 30, 2013 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through June 30, 2013. Based on the Company’s review of its tax positions as of June 30, 2012 and June 30, 2013, no new uncertain tax positions have been determined; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of June 30, 2013, the Company's net deferred tax assets were nil. No tax benefit was recorded during the year ended June 30, 2013 because future realizability of such benefit was not considered to be more likely than not. At June 30, 2012 and 2013, the Company had gross deferred tax assets of $9.1 million and $9.3 million, respectively, and corresponding valuation allowances of $9.1 million and $9.3 million, respectively.

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

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the years ended June 30, 2011, 2012 and 2013 consists of the following (in thousands):

	Year Ended June 30,
	2011	2012	2013
Current tax (benefit) expense:
Federal	$-	$-	$13
State	-	-	10

Total current	-	-	23

Deferred tax (benefit) expense:
Federal	(1,155)	136	(174)
State	(318)	(119)	(43)
Valuation allowance	1,473	(17)	217
Total deferred	-	-	-

Total provision for (benefit from) income taxes	$-	$-	$23

The composition of the deferred tax assets (liabilities) at June 30, 2011, 2012 and 2013 are listed below:

	2011	2012	2013
Accrued liabilities	$189,000	$250,000	$278,000
Allowance for doubtful accounts	151,000	141,000	140,000
Other	15,000	15,000	6,000
Total current deferred tax assets	355,000	406,000	424,000

Property and equipment	467,000	915,000	471,000
Goodwill and other intangibles	1,828,000	1,268,000	863,000
State net operating loss carry forward	6,108,000	6,115,000	6,769,000
Other	334,000	370,000	764,000
Valuation allowance	(9,092,000)	(9,074,000)	(9,291,000)
Total non-current deferred tax liabilities	(355,000)	(406,000)	(424,000)

Net deferred tax liability	$-	$-	$-

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended June 30,
	2011	2012	2013
Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	6%	6%	(17)%
Permanent difference	11%	(25)%	0%
Excess tax benefit for goodwill	2%	(11)%	3%
Valuation allowance	(51)%	(8)%	(21)%
Other (meals and entertainment)	(2)%	4%	(1)%

Tax provision	0%	0%	(2)%

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and production facilities, vehicles and data processing equipment in California under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2013 are as follows for the indicated fiscal years ended June 30:

2014	$1,998,000
2015	2,009,000
2016	2,026,000
2017	1,933,000
2018	1,933,000
Thereafter	5,132,000
Total minimum payments required	$15,031,000

*Minimum payments have not been reduced by minimum sublease rentals for $2,875,000 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended June, 30,
	2011	2012	2013
Rent Expense:	$2,514,000	$2,331,000	$1,657,000
Less: Sublease rentals	(299,000)	(299,000)	(299,000)
	$2,215,000	$2,032,000	$1,358,000

As of June 30, 2013, the Company leased seven of its nine facilities under operating leases. The operating leases expire on dates ranging from 2014 to 2021. The leases contain options to extend the primary term ranging from 3 to 20 years at either a stated or the then fair rental value. The Company subleases approximately 16,000 square feet of space at its Media Center facility to an outside party (under terms and conditions similar to the Company’s primary lease) at a rental rate of $25,000 monthly, which expires in 2021. Sublease income is included in other income in the consolidated statements of operations.

The Company’s vehicle and data processing equipment operating leases expire by 2016. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Severance Agreements

On September 30, 2003 Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2013, and are renewed automatically on an annual basis thereafter unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision. The Company assumed these severance agreements.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three years ended June 30, 2013 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the periods reported in this Form 10-K is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the years ended June 30, 2011, 2012 and 2013 were $317,000, $294,000 and $222,000, respectively.

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

During the fiscal years ended June 30, 2011, 2012 and 2013, the Company granted awards of stock options as follows:

	2011	2012	2013
Stock option awards	672,000	277,000	863,100
Weighted average Exercise price	$0.86	$0.96	$0.81

As of June 30, 2013, there were options outstanding to acquire 2,413,525 shares at an average exercise price of $0.95 per share. The estimated fair value of all awards granted during the years ended June 30, 2011, 2012 and 2013 were $331,000, $158,000 and $500,000, respectively.  The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2011	2012	2013
Risk-free interest rate	1.87%	1.11%	0.87%
Expected term (years)	5.0	5.0	5.0
Volatility	64%	64%	95%
Expected annual dividends	-	-	-

The following table summarizes the status of the 2007 and 2010 Plans as of June 30, 2013:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,875,425	538,100	2,413,525
Options available for grant	112,575	3,461,900	3,574,475

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2010	1,631,075	$1.58	$0.71
Granted	672,000	$0.86	$0.49
Exercised	-	$-	$-
Cancelled	(69,600)	$1.60	$0.74

Balance at June 30, 2011	2,233,475	$1.36	$0.65
Granted	277,000	$0.96	$0.57
Exercised	-	$-	$-
Cancelled	(17,350)	$1.51	$0.70

Balance at June 30, 2012	2,493,125	$1.32	$0.64
Granted	863,100	$0.81	$0.58
Exercised	-	$-	$-
Cancelled	(942,700)	$1.79	$0.85

Balance at June 30, 2013	2,413,525	$0.95	$0.53

As of June 30, 2013, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2011, 2012 and 2013 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of June 30, 2011
Employees – Outstanding	2,028,475	$1.35	2.98	$-
Employees – Expected to Vest	825,628	$1.35	2.98	$-
Employees – Exercisable	834,800	$1.66	1.73	$-

Non-Employees-Outstanding	205,000	$1.49	2.59	$-
Non-Employees-Vested	165,000	$1.46	2.59	$-
Non-Employees-Exercisable	165,000	$1.46	2.59	$-

As of June 30, 2012
Employees – Outstanding	2,258,125	$1.32	2.28	$-
Employees – Expected to Vest	833,518	$1.32	2.28	$-
Employees – Exercisable	1,331,994	$1.54	1.34	$-

Non-Employees – Outstanding	235,000	$1.30	1.95	$-
Non-Employees – Vested	223,750	$1.44	1.88	$-
Non-Employees – Exercisable	223,750	$1.44	1.88	$-

As of June 30, 2013
Employees – Outstanding	2,248,525	$0.94	3.13	$475,236
Employees – Expected to Vest	2,023,673	$0.94	3.13	$427,712
Employees – Exercisable	845,275	$1.08	1.85	$101,882

Non-Employees – Outstanding	165,000	$1.10	2.37	$6,600
Non-Employees – Vested	157,500	$1.10	2.38	$6,600
Non-Employees – Exercisable	157,500	$1.10	2.38	$6,600

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at June 30, 2013, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of June 30, 2013 is as follows (shares in thousands):

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$1.37	30,000	0.4 Years	$1.37	30,000	0.4 Years
$1.29	303,100	1.6 Years	$1.29	227,325	1.6 Years
$1.27	15,000	2.2 Years	$1.27	7,500	2.2 Years
$1.20	246,925	0.6 Years	$1.20	246,925	0.6 Years
$1.15	30,000	2.4 Years	$1.15	30,000	2.4 Years
$1.07	30,000	3.4 Years	$1.07	30,000	3.4 Years
$1.05	30,000	1.4 Years	$1.05	30,000	1.4 Years
$0.95	246,700	3.7 Years	$0.95	61,675	3.7 Years
$0.86	543,700	2.6 Years	$0.86	271,850	2.6 Years
$0.81	833,100	4.6 Years	$0.81	-	4.6 Years
$0.80	30,000	4.4 Years	$0.80	30,000	4.4 Years
$0.75	75,000	2.9 Years	$0.75	37,500	2.9 Years

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

No triggering events occurred in the year ended June 30, 2013.

11. STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock purchase plan. The board authorized the open market purchase at such times and prices determined at the discretion of management. In fiscal 2009, the Company purchased 404,710 shares for $558,000. In fiscal 2011, 2012 and 2013, the Company did not purchase shares.

12. SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for 2011, 2012 and 2013. Allocations for internal resources were made for the three fiscal years ended June 30, 2013. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

The types of services provided by each segment are summarized below:

Point.360 –The Point.360 segment provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content. Point.360 provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The segment’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers.

Movie>Q –The Movie>Q segment rents and sells DVDs and video games directly to consumers though its retail stores. The stores employ an automated inventory management (“AIM”) system in a Q project" Decimal="0" Scale="0" UnitRef="pure" UnitText="Actuals" E Tag>1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection.

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Year Ended June 30,
	2011	2012	2013
Point.360	$34,667	$34,408	$30,456
Movie>Q	555	552	481
Consolidated revenue	$35,222	$34,960	$30,937

Operating income (loss)(1)	Year Ended June 30,
	2011	2012	2013
Point.360	$(1,503)	$1,574	$(635)
Movie>Q	(1,851)	(752)	(829)
Operating income (loss)	$(3,354)	$822	$(1,464)

Total Assets	Year Ended June 30,
	2011	2012	2013
Point.360	$23,608	$24,536	$22,588
Movie>Q	1,787	1,435	1,064
Consolidated assets	$25,395	$25,971	$23,652

(1)Includes R&D expenses related to the Movie>Q project

13. SETTLEMENT

In March 2011, the Company and HCVT, the Company’s tax advisors, entered into a Release and Settlement Agreement, pursuant to which the Company received $1 million for the Company’s complete release of any claim against HCVT concerning HCVT’s representation relating to a litigation matter. The settlement amount is included in Other Income in the Consolidated Statement of Operations for the year ended June 30, 2011.

Point.360
Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended June 30, 2011	$393,000	$36,000	$—	$(78,000)	$351,000
Year ended June 30, 2012	$351,000	$35,000	$—	$(56,000)	$330,000
Year ended June 30, 2013	$330,000	$31,000	$—	$(34,000)	$327,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2013, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f), to determine whether any changes in internal control over financial reporting occurred during the year ended June 30, 2013 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

⋅      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

⋅      Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

⋅      Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Form Proxy Statement to be filed by October 28, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2013.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Documents Filed as Part of this Report:

(1, 2)       Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – June 30, 2012 and June 30, 2013
Consolidated Statements of Operations – Fiscal Years Ended December June 30, 2011, 2012 and 2013
Consolidated Statements of Invested and Shareholders’ Equity –Fiscal Years Ended June 30, 2011, 2012 and 2013
Consolidated Statements of Cash Flows –Fiscal Years Ended June 30, 2011, 2012 and 2013
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

10.9
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

10.11
Transfer and Assumption Agreement dated August 8, 2007 between the Registrant and Old Point.360 (incorporated by reference to Exhibit 10.18 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.12
Sale, Purchase and Escrow Agreement (1133 Hollywood Way, Burbank Facility) dated May 19, 2008 among Point.360, Hollywood Way Office Ventures, LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the company on July 7, 2008)

10.13	Promissory Note dated July 1, 2008 between Point.360 and Lehman Brothers Bank FSB (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on July 7, 2008)

10.14
Standard Offer, Agreement and Escrow Instructions for the Purchase of Real Estate dated April 9, 2009 between Point.360 and Michael James Lantry, Trustee of the M.J. Lantry Trust dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 10, 2009)

10.15
Purchase Money Promissory Note secured by Deed of Trust dated June 10, 2009 between Point.360 and Michael James Lantry, Trustee of the M.I. Lantry trust dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on June 10, 2009)

10.16	Amendment No. 1 to 2007 Equity Incentive Plan of Point.360 dated February 10, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on February 12, 2010)

10.17	Settlement Agreement dated September 21, 2010 between the Company and DG Fastchannel, Inc. (incorporated by reference to Exhibit 10.3 of the form 10-Q filed by the Company on November 12, 2010).

10.18	2010 Incentive Plan of Point.360 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 18, 2010).

10.19	Loan and Security Agreement dated January 14, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 14, 2011).

10.20	Promissory Note dated January 14, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 14, 2011).

10.21
Amended and Restated Promissory Note dated March 7, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.22
Amendment No. 1 to Schedule to Loan and Security Agreement dated March 7, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.23
Second Amended and Restated Promissory Note dated November 15, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.24
Amendment No. 2 to Schedule to Loan and Security Agreement dated November 15, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.25
Release and Settlement Agreement dated March 8, 2011 between the Company and Holthouse, Carlin & Van Trigt LLP (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed by the Company on May 13, 2011).

10.26	Third Amendment to Lease dated June 3, 2011 between the Company and LEAFS Properties, L.P. (incorporated by reference to Exhibit 10.1 of the File 8-K filed by the Company on June 9, 2011).

10.27	Loan and Security Agreement dated July 31, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on August 16, 2012).

10.28	Accounts Receivable Line of Credit dated August 13, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on August 16, 2012).

10.29	Master Equipment Financing Agreement dated August 14, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on August 16, 2012).

10.30	Term Note (Hollywood Way) dated September 13, 2012 of the Company to Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on September 26, 2012).

10.31	Term Note (Vine) dated September 13, 2012 of the Company to Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on September 26, 2012).

21.1	Subsidiaries of the Registrant

23.1	Consent of SingerLewak LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following audited financial information from our Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of June 30, 2012 and June 30, 2013; (2) Consolidated Statements of Operations for the three years ended June 30, 2013; (3) Consolidated Statements of Cash Flows for the three years ended June 30, 2013; and (4) Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections)

______________________

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

Dated: September 13, 2013
Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,
Haig S. Bagerdjian	President and Chief Executive Officer	September 13, 2013
(Principal Executive Officer)

/s/ Alan R. Steel	Executive Vice President,	September 13, 2013
Alan R. Steel	Finance and Administration, Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Greggory J. Hutchins	Director	September 13, 2013
Greggory J. Hutchins

/s/ Sam P. Bell	Director	September 13, 2013
Sam P. Bell

/s/ G. Samuel Oki	Director	September 13, 2013
G. Samuel Oki