Form 10-Q
period 2013-09-30
Point.360
filed 2013-11-14
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

☐  Yes        ☑  No

As of September 30, 2013, there were 10,536,906 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Point.360
Consolidated Balance Sheets
(in thousands)

	June 30,	Sept. 30,
	2013	2013
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,696	$2,134
Accounts receivable, net of allowances for doubtful accounts of $327 and $333, respectively	4,709	3,827
Inventories, net	315	276
Prepaid expenses and other current assets	253	278
Prepaid income taxes	-	2
Total current assets	6,973	6,517

Property and equipment, net	15,993	15,680
Other assets, net	686	689
Total assets	$23,652	$22,886

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$344	$8,287
Current portion of capital lease obligations	146	464
Accounts payable	1,302	1,366
Accrued wages and benefits	1,317	1,441
Other accrued expenses	44	120
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209
Other current liabilities	13	13

Total current liabilities	3,553	12,078

Notes payable, less current portion	8,029	-
Capital lease obligations, less current portion	238	-
Deferred gain on sale of real estate, less current portion	1,204	1,159
Deferred lease incentive, less current portion	1,409	1,357

Total long-term liabilities	10,880	2,516

Total liabilities	14,433	14,594

Commitments and contingencies (Note 4)	-	-

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 and 10,536,906 shares issued and outstanding on June 30 and September 30, 2013, respectively	21,695	21,712
Additional paid-in capital	10,641	10,704
Accumulated deficit	(23,117)	(24,124)
Total shareholders’ equity	9,219	8,292

Total liabilities and shareholders’ equity	$23,652	$22,886

The accompanying notes are an integral part of these consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2012	2013
Revenues	$7,661,000	$6,772,000
Cost of services sold	(4,953,000)	(4,738,000)

Gross profit	2,708,000	2,034,000
Selling, general and administrative expense	(2,933,000)	(3,046,000)

Operating loss	(225,000)	(1,012,000)
Interest expense	(168,000)	(74,000)
Other income	288,000	79,000

Loss before income taxes	(105,000)	(1,007,000)
Provision for income taxes	-	-

Net loss	$(105,000)	$(1,007,000)

Loss per share:
Basic:
Net loss	$(0.01)	$(0.10)
Weighted average number of shares	10,513,166	10,520,913
Diluted:
Net loss	$(0.01)	$(0.10)
Weighted average number of shares including the dilutive effect of stock options	10,513,166	10,520,913

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, (in thousands)
	2012	2013
Cash flows from operating activities:
Net loss	$(105)	$(1,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	584	501
Amortization of deferred gain on real estate	(45)	(45)
Amortization of deferred lease credit	(56)	(52)
Provision for doubtful accounts	7	6
Stock compensation expense	42	63
Stock option exercises	-	17
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(174)	875
(Increase) decrease in inventories	(18)	40
(Increase) in prepaid expenses and other current assets	(11)	(30)
Decrease in prepaid income taxes	-	2
(Increase) decrease in other assets	28	(2)
Increase (decrease) in accounts payable	(83)	64
Increase in accrued wages and benefits	153	124
Increase (decrease) in other accrued expenses	(29)	76
Net cash provided by operating activities	293	632

Cash flows from investing activities:
Capital expenditures	(246)	(72)
Net cash (used in) investing activities	(246)	(72)

Cash flows from financing activities:
Borrowings of notes payable	8,601	—
Repayment of notes payable	(9,312)	(86)
Payment of capital lease obligations	(38)	(36)
Net cash (used in) financing activities	(749)	(122)
Net (decrease) increase in cash and cash equivalents	(702)	438
Cash and cash equivalents at beginning of period	1,219	1,696
Cash and cash equivalents at end of period	$517	$2,134

Selected cash payments and non-cash activities were as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2013
Cash payments for income taxes (net of refunds)	$-	$2
Cash payments for interest	$206	$73
Acquisition of capital leases	$-	$116

See accompanying notes to condensed consolidated financial statements.

Point.360
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2013

Note 1 – THE COMPANY

Point.360 (the “Company” or “we”) provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content.  The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers.  The Company also rents and sells DVDs directly to consumers through its Movie>Q retail stores.

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

As of September 30, 2013, the Company had opened three Movie>Q stores in Southern California employing an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility.  By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates.  Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the stores, the Company may seek to expand the number of Movie>Q stores while further streamlining the design and production of the AIM system.  Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.  Operating results for the three month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2013.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2012	2013
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,513	10,521
Dilutive effect of outstanding stock options	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,513	10,521
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	-	249

The weighted average number of common shares outstanding were the same amount for both basic and diluted loss per share in the three month periods ended September 30, 2012 and 2013.  The effect of potentially dilutive securities for those periods were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively).  There were 2,491,525 and 2,358,585 potentially dilutive shares at September 30, 2012 and 2013, respectively.

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

As of September 30, 2013 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments.  The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Recent Accounting Pronouncements

Changes to accounting principles are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be not applicable to our financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes, (“FASB ASU 2013-11”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our financial position, results of operations, cash flows, or presentation thereof.

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

In August and September of 2012, the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank as follows:

Revolving Credit Facility.  The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined.  The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.93% as of September 30, 2013) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of September 30, 2013), plus 0.25% per annum assessed on the unused portion of the credit commitment.  The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility.  The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment.  The agreement provides for interest at the bank’s cost of funds plus 3% (3.89% as of September 30, 2013).  The maturity date for each “schedule” of equipment is up to four years from the borrowing date.  Amounts may be borrowed under the facility until August 14, 2014.

Hollywood Way and Vine Street Mortgages.  In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively.  The loans provide for interest at Libor plus 3% (3.18% as of September 30, 2013).  Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years.  The real estate loans are secured by trust deeds on the properties.

General Terms.  All amounts due under the revolving credit, equipment financing and term loan facilities are secured by all personal property and real estate of the Company.  While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $8.3 million as of September 30, 2013).

2.
Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $(0.4) million for the quarter ended September 30, 2013).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was (1.56) for the quarter ended September 30, 2013).

All obligations to the bank are cross collateralized.  The agreements contain certain other terms and conditions common with such arrangements.

As of September 30, 2013 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly fixed charge ratio covenants, and obtained a forbearance from the bank.  The forbearance acknowledged that a default condition exists, and that availability under the revolving credit and equipment financing facilities will be suspended until the Company demonstrates adequate fixed charge coverage capability and other positive operating developments as determined by the bank.  The bank will also add an additional financial covenant based on trailing twelve month fixed charge coverage beginning with the quarter ending December 31, 2013.  Although the bank did not elect to accelerate the Company’s obligations under the agreement, the balance owed for the mortgage debt and capital leases has been classified as a current liability in the balance sheet as of September 30, 2013.

Amounts Borrowed.  As of September 30, 2013, the Company had no outstanding borrowings under the revolving credit facility and $0.5 million borrowed under the equipment financing facility.

In connection with the termination of a prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the three months ended September 30, 2012.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate.  The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain.  In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent.  Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt.  A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2013 and September 30, 2013.

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

Property and equipment consist of the following as of September 30, 2013:

Land	$3,985,000
Buildings	9,296,000
Machinery and equipment	37,954,000
Leasehold improvements	9,082,000
Computer equipment	7,921,000
Equipment under capital lease	1,111,000
Office equipment, CIP	606,000
Subtotal	69,995,000
Less accumulated depreciation and amortization	(54,275,000)
Property and equipment, net	$15,680,000

NOTE 4- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 5- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through September 30, 2013 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through September 30, 2013.  Based on Company’s review of its tax positions as of September 30, 2013, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of September 30, 2013, the Company had no net deferred tax assets. No tax benefit was recorded during the three month period ended September 30, 2013 because future realizability of such benefit was not considered to be more likely than not.

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

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  We also estimate the fair value of the award that is ultimately expected to vest to be recognized as expense over the requisite service periods in the Condensed Consolidated Statements of Operations.

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations.  Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three month period ended September 30, 2013 included compensation expense for the share-based payment awards based on the grant date fair value.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.  Stock-based compensation expense related to employee or director stock options recognized for the three month periods ended September 30, 2012 and 2013 was as follows:

Three months ended September 30, 2012	$42,000
Three months ended September 30, 2013	63,000

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

During each of the three month periods ended September 30, 2012 and 2013, the Company granted no awards of stock options.

The following table summarizes the status of the 2007 and 2010 Plans as of September 30, 2013:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,825,085	533,500	2,358,585
Options available for grant	142,750	3,462,925	3,605,675

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance at June 30, 2013	2,413,525	$0.95	$0.53
Granted	-	$-	$-
Exercised	(23,740)	$1.00	$0.52
Cancelled	(31,200)	$1.15	$0.56

Balance at September 30, 2013	2,358,585	$0.95	$0.53

As of September 30, 2013, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2013 were as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($)

Employees – Outstanding	2,231,085	$0.94	2.88	753,728
Employees – Expected to Vest	2,007,977	$0.94	2.88	678,355
Employees – Exercisable	829,035	$1.08	1.59	147,569

Non-Employees-Outstanding	127,500	$1.11	2.11	23,775
Non-Employees- Expected to Vest	127,500	$1.11	2.11	23,775
Non-Employees-Exercisable	123,750	$1.10	2.12	23,768

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2013, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of September 30, 2013 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$1.37	22,500	0.12 years	$1.37	22,500	0.12 years
$1.29	302,925	1.36 years	$1.29	302,925	1.36 years
$1.27	15,000	1.95 years	$1.27	11,250	1.95 years
$1.20	246,925	0.37 years	$1.20	246,925	0.37 years
$1.15	22,500	2.13 years	$1.15	22,500	2.13 years
$1.07	22,500	3.17 years	$1.07	22,500	3.17 years
$1.05	22,500	1.14 years	$1.05	22,500	1.14 years
$0.95	245,000	3.46 years	$0.95	60,500	3.46 years
$0.86	528,135	2.36 years	$0.86	256,785	2.36 years
$0.81	833,100	4.36 years	$0.81	-	4.36 years
$0.80	22,500	4.11 years	$0.80	22,500	4.11 years
$0.75	75,000	2.61 years	$0.75	37,500	2.61 years

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

No triggering events occurred in the three months ended September 30, 2013.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2013 to September 30, 2013 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity
Balance, June 30, 2013	$21,695	$10,641	$(23,117)	$9,219
Exercise of stock options	17			17
Stock-based compensation expense		63		63
Net loss			(1,007)	(1,007)
Balance, September 30, 2013	$21,712	$10,704	$(24,124)	$8,292

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management.   No shares were acquired pursuant to the repurchase program during the three months ended September 30, 2013.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles.  Our two segments are Point.360 and Movie>Q.  The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three month periods ended September 30, 2012 and 2013.  Allocations for internal resources were made for the periods.  The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations.  Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended September 30,
	2012	2013
Point.360	$7,544	$6,662
Movie>Q	117	110
Consolidated revenue	$7,661	$6,772

Operating income (loss)	Three Months Ended September 30,
	2013	2013
Point.360	$(19)	$(844)
Movie>Q	(206)	(168)
Operating income (loss)	$(225)	$(1,012)

Total Assets	June 30,	September 30,
	2013	2013
Point.360	$22,588	$21,871
Movie>Q	1,064	1,015
Consolidated assets	$23,652	$22,886

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs.  Labor, facility and depreciation expenses constituted approximately 91.6% of our revenues in the three months ended September 30, 2013.  Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and adding to our service offering. Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships. Also, growth can be achieved by acquiring similar businesses that can increase revenues by adding new customers, or expanding current services to existing customers. Additionally, we are looking to capitalize on the Movie>Q retail opportunity.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues.  Revenues were $6.8 million for the three months ended September 30, 2013, compared to $7.7 million for the three months ended September 30, 2012.  Revenues declined due to lower orders for distribution of older programming and the timing of orders received with respect to seasonal television programming.  One customer reduced its outsourced requirement by $1.0 million when compared to the prior year period, which orders vary from period to period.  Increased sales were experienced with one other larger customer.  Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services  We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets.  During the three months ended September 30, 2013, total costs of services declined $0.2 million, and were 70% of sales compared to 65% in the prior year.  The majority of the decrease was associated with wages and benefits which are expected to decrease further.  In the current period, outside servicing costs increased $0.1 million to complete specific customer tasks, which costs are not expected to continue in future quarters.

Gross Profit.  In the three months ended September 30, 2013, gross margin was 30% of sales, compared to 35% for the same period last year. The decrease in gross profit percentage is due to the factors cited above.  From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense.  SG&A expense was $3.0 million (45% of sales) in the three months ended September 30, 2013 as compared to $2.9 million (38% of sales) in the same period last year.

Operating Loss. Operating loss was $1.0 million in the three months ended September 30, 2013 period compared to a $0.2 million loss in the same period last year.

Interest Expense.   Net interest expense was $0.1 million in the three months ended September 30, 2013 compared to $0.2 million in the prior year. Interest expense declined during the fiscal 2014 period due to a refinancing of our revolving debt and term loans during the quarter ended September 30, 2012 at lower interest rates.  Interest expense for our two term loan mortgages declined by approximately $0.1 million in the quarter ended September 30, 2013 when compared to the prior year period.

Other Income. Other income in both periods includes sublease income.  In the three month period ended September 30, 2012, other income also included a $0.3 million discount on debt repayment, the write off of $0.1 million deferred financing and other costs associated with the termination of a line of credit and one mortgage loan, and $0.1 million of income associated with the change in accounting estimate for a customer rebate program.

Net Loss. Net loss in the three months ended September 30, 2013 was $1.0 million, compared to a $0.1 million loss in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the consolidated financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

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

In August and September of 2012, the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank as follows:

Revolving Credit Facility.  The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined.  The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.93% as of September 30, 2013) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of September 30, 2013), plus 0.25% per annum assessed on the unused portion of the credit commitment.  The maturity date is August 15, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility.  The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment.  The agreement provides for interest at the bank’s cost of funds plus 3% (3.89% as of September 30, 2013).  The maturity date for each “schedule” of equipment is up to four years from the borrowing date.  Amounts may be borrowed under the facility until August 14, 2014.

Hollywood Way and Vine Street Mortgages.  In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively.  The loans provide for interest at Libor plus 3% (3.18% as of September 30, 2013).  Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years.

In connection with the September 2012 financing of the Hollywood Way mortgage, the Company received $126,000 (the difference between the new $5,526,000 loan and the $5,400,000 payoff amount of the old loan).  The Company used cash of $491,000 (the difference between $3,566,000 payoff of the old loan and $3,075,000 provided by the new loan) in the Vine refinancing.  The cash used for both transactions was $365,000, net of transaction costs.  We expect annual interest savings on the two new mortgages to be approximately $360,000 based on the new mortgage interest rate as of September 30, 2013 as compared to the rates for the prior mortgages.

General Terms.  All amounts due under the revolving credit, equipment financing and term loan facilities are secured by all personal property and real estate of the Company.  While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $8.3 million as of September 30, 2013).

2.
Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $(0.4) million for the quarter ended September 30, 2013).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was 1.56 for the quarter ended September 30, 2013).

Amounts Borrowed.  As of September 30, 2013, the Company had no outstanding borrowings under the revolving credit facility and $0.5 million borrowed under the equipment financing facility.

In connection with the termination of the prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the three months ended September 30, 2012.

As of September 30, 2013, the Company was not in compliance with the minimum tangible net worth, the quarterly EBITDA and the minimum quarterly fixed charge ratio covenants and received a forbearance from the bank.  The forbearance acknowledged that a default condition exists, and that availability under the revolving credit and equipment financing facilities will be suspended until the Company demonstrates adequate fixed charge coverage capability and other positive operating developments as determined by the bank.  The bank will also add an additional financial covenant based on trailing twelve month fixed charge coverage beginning with the quarter ending December 31, 2013.  Although the bank did not elect to accelerate the Company’s obligations under the agreement, the balance owed for the mortgage debt and capital leases has been classified as a current liability in the balance sheet as of September 30, 2013  If the Company does not achieve compliance in the future, all amounts outstanding under the credit arrangements may become due at the election of the bank.

Monthly and annual principal and interest payments due under the capital leases and mortgages are approximately $67,000 and $0.8 million, respectively, assuming no change in interest rates.

The following table summarizes the September 30, 2013 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$-
Current portion of notes payable, capital leases and mortgages	8,751,000
Long-term portion of notes payable, capital leases and mortgages	-
Total	$8,751,000

The Company’s cash balance increased from $1,696,000 on July 1, 2013 to $2,134,000 on September 30, 2013, due to the following:

Balance July 1, 2013	$1,696,000
Decrease in accounts receivable	875,000
Increase in accrued expenses & other liabilities.	267,000
Decrease in notes payable & other liabilities	(187,000)
Capital expenditures for property and equipment	(72,000)
Changes in other assets and liabilities	(445,000)
Balance September 30, 2013	$2,134,000

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

In fiscal 2013 and 2014, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent.  Sales outstanding in accounts receivable have decreased from approximately 64 days to 56 days within the last 12 months.  We do not expect days sales outstanding to materially fluctuate in the future.

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

The following table summarizes contractual obligations as of September 30, 2013 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$8,287,000	$8,287,000	$-	$-	$-
Term Debt Interest Obligations (1)	268,000	268,000	-	-	-
Capital Lease Obligations	464,000	464,000	-	-	-
Capital Lease Interest Obligations	15,000	15,000	-	-	-
Operating Lease Obligations	14,077,000	1,985,000	4,018,000	3,841,000	4,233,000
Line of Credit Obligations	-	-	-	-	-
Total	$23,111,000	$11,019,000	$4,018,000	$3,841,000	$4,233,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers.  The Company hopes to capture a portion of the DVD rental market being vacated by the closure of many larger distribution vendors’ (e.g., Blockbuster and Hollywood Video) locations.  The Company initially issued stock (valued at $500,000) and cash for assets and intellectual property, and spent $4.7 million in Fiscal 2010 and 2011 to test the concept.  The plan was to open five test stores, three of which were completed at a cost of approximately $200,000 per store for the physical build-out and inventory.  The remaining two of the leased facilities may be completed in fiscal 2014 at a cost of approximately $50,000 per store.  Over the last 12 months, the quarterly negative cash flow (defined as earnings before interest, taxes, depreciation and amortization) for each of the three stores operating during that period has averaged $24,000 on revenues of $40,000, including rent for the two previously vacant locations.  We estimate that cash flow break even can be achieved on revenues of $61,000 per quarter per store, which level may be lower if administrative costs were spread over a larger number of stores. Further expansion of Movie>Q will depend on the performance of the stores and the availability of additional funding.

During the past year, the Company had generated sufficient cash flow to meet operating, capital expenditure and debt service needs and most of its other obligations.  When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria.  In our opinion, the Company will continue to be able to fund its needs for the foreseeable future, unless its bank elects to declare all obligations due and payable as a result of the current covenant default condition.

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

Valuation of long-lived assets.   Long-lived assets, consisting primarily of property, plant and equipment comprise a significant portion of the Company’s total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

When we determine that the carrying value of  long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be  commensurate  with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $15.7 million as of September 30, 2013.

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

At September 30, 2013, the Company has no uncertain tax positions.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The deferred tax assets are fully reserved at September 30, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.   The Company had borrowings of $8.8 million on September 30, 2013 under note payable and mortgage agreements.  Our new line of credit, equipment financing and two mortgage loans are subject to variable interest rates.  The weighted average interest rate paid during the three months ended September 30, 2013 was 3.3%.  For variable rate debt outstanding at September 30, 2013, a .25% increase in interest rates will increase annual interest expense by approximately $22,000.  Amounts outstanding or that may become outstanding under the new credit facilities provide for interest primarily at the LIBOR plus 2.5-3.0% (2.68% to 3.18% as of September 30, 2013).  The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on the evaluation, no such change occurred during such period.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Recent history of losses.
•	Changes in credit agreements and breaches of related covenants and ongoing liquidity.
•	Our highly competitive marketplace.
•	The risks associated with dependence upon significant customers.
•	Our ability to execute our expansion strategy.
•	The uncertain ability to manage in a changing environment.
•	Our dependence upon and our ability to adapt to technological developments.
•	Dependence on key personnel.
•	Our ability to maintain and improve service quality.
•	Fluctuation in quarterly operating results and seasonality in certain of our markets.
•	Possible significant influence over corporate affairs by significant shareholders.
•	Our ability to operate effectively as a stand-alone, publicly traded company.
•	The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
•	Possibility of the Company’s stock being delisted from the Nasdaq Capital Market.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2013, Form 10-K filed with the Securities and Exchange Commission, may also cause actual results to differ materially from those projected by our forward-looking statements.  Most of these factors are difficult to anticipate and are generally beyond our control.  You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally.  Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Capital Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

19

101
The following unaudited financial information from our Quarterly Report on Form 10-Q  for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (1) Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013; (2) Consolidated Condensed Statements of Operations for the three months ended September 30, 2012 and 2013; (3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2012 and 2013; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE: November 14, 2013	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

