Form 10-Q
period 2014-03-31
Point.360
filed 2014-05-12
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

☐   Yes           ☑   No

As of March 31, 2014, there were 10,536,906 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Point.360

Consolidated Balance Sheets

(in thousands)

	June 30,	March 31,
	2013	2014
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,696	$522
Accounts receivable, net of allowances for doubtful accounts of $327 and $221, respectively	4,709	3,975
Inventories, net	315	226
Prepaid expenses and other current assets	253	420
Prepaid income taxes	-	5
Total current assets	6,973	5,148

Property and equipment, net	15,993	14,950
Other assets, net	686	662
Total assets	$23,652	$20,760

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$344	$8,115
Current portion of capital lease obligations	146	373
Accounts payable	1,302	1,035
Accrued wages and benefits	1,317	1,336
Other accrued expenses	44	32
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209
Other current liabilities	13	5

Total current liabilities	3,553	11,283

Notes payable, less current portion	8,029	-
Capital lease obligations, less current portion	238	-
Deferred gain on sale of real estate, less current portion	1,204	1,070
Deferred lease incentive, less current portion	1,409	1,253

Total long-term liabilities	10,880	2,323

Total liabilities	14,433	13,606

Commitments and contingencies (Note 4)	-	-

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,513,166 and 10,536,906 shares issued and outstanding on June 30, 2013 and March 31, 2014, respectively	21,695	21,715
Additional paid-in capital	10,641	10,847
Accumulated deficit	(23,117)	(25,408)
Total shareholders’ equity	9,219	7,154

Total liabilities and shareholders’ equity	$23,652	$20,760

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014

Revenues	$8,295,000	$6,134,000	$23,701,000	$19,193,000
Cost of services sold	(5,244,000)	(4,296,000)	(15,418,000)	(13,130,000)

Gross profit	3,051,000	1,838,000	8,283,000	6,063,000
Selling, general and administrative expense	(3,040,000)	(2,767,000)	(8,883,000)	(8,632,000)

Operating Income (loss)	11,000	(929,000)	(600,000)	(2,569,000)
Interest expense	(68,000)	(70,000)	(316,000)	(215,000)
Other income	207,000	337,000	571,000	492,000

Income (loss) before income taxes	150,000	(662,000)	(345,000)	(2,292,000)
Provision for income taxes	-	-	-	-
Net income (loss)	$150,000	$(662,000)	$(345,000)	$(2,292,000)

Income (loss) per share:
Basic:
Net income (loss)	$0.01	$(0.06)	$(0.03)	$(0.22)
Weighted average number of shares	10,513,166	10,513,166	10,513,166	10,531,536
Diluted:
Net income (loss)	$0.01	$(0.06)	$(0.03)	$(0.22)
Weighted average number of shares including the dilutive effect of stock options	10,513,166	10,536,906	10,513,166	10,531,536

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, (in thousands)
	2013	2014

Cash flows from operating activities:
Net loss	$(345)	$(2,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,854	1,430
Amortization of deferred gain on real estate	(134)	(134)
Amortization of deferred lease credit	(156)	(156)
Provision for (recovery of) doubtful accounts	22	(106)
Stock compensation expense	158	206
Stock option exercises	-	20
Changes in operating assets and liabilities:
Decrease in accounts receivable	329	840
(Increase) decrease in inventories	(34)	89
(Increase) in prepaid expenses and other current assets	(180)	(172)
Decrease in other assets	54	24
Increase (decrease) in accounts payable	38	(267)
Increase in accrued wages and benefits	198	19
(Decrease) in other accrued expenses and other liabilities	(243)	(19)
Net cash provided by (used in) operating activities	1,561	(518)

Cash flows from investing activities:
Capital expenditures	(386)	(271)
Net cash (used in) investing activities	(386)	(271)

Cash flows from financing activities:
Proceeds from line of credit, net	-	-
Borrowings of notes payable	8,602	-
Repayment of notes payable	(9,456)	(258)
Repayment of capital lease obligations	(130)	(127)
Net cash (used in) financing activities	(984)	(385)
Net increase (decrease) in cash and cash equivalents	191	(1,174)
Cash and cash equivalents at beginning of period	1,219	1,696
Cash and cash equivalents at end of period	$1,410	$522

Selected cash payments and non-cash activities were as follows (in thousands):

	Nine Months Ended
	March 31,
	2013	2014
Cash payments for income taxes (net of refunds)	$-	$5
Cash payments for interest	$363	$218
Assets acquired through capital lease	$308	$116

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

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

As of March 31, 2014, the Company had opened three Movie>Q stores in Southern California employing an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the stores, the Company may seek to expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2013.

Pro Forma Earnings (Loss) Per Share A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2013	2014	2013	2014
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,513	10,537	10,513	10,532
Dilutive effect of outstanding stock options	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,513	10,537	10,513	10,532
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	-	87	-	53

The weighted average number of common shares outstanding was the same amount for both basic and diluted income per share in the three month period ended March 31, 2014 and the nine-month periods ended March 31, 2013 and 2014. The effect of potentially dilutive securities for those periods were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 984,025 and 1,177,485 potentially dilutive shares at March 31, 2013 and 2014, respectively.

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

As of March 31, 2014 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

NOTE 2 - LONG TERM DEBT AND NOTES PAYABLE

In August and September of 2012 (subsequently modified on December 18, 2013), the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank, as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.90% as of March 31, 2014) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of March 31, 2014), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 31, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (3.89% as of March 31, 2014). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2014.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The loans provide for interest at Libor plus 3% (3.15% as of March 31, 2014). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loans are secured by first trust deeds on the properties.

General Terms. All amounts due under the revolving credit facility, equipment financing facility and term mortgage facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $7.2 million as of March 31, 2014).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was a negative $0.1 million for the quarter ended March 31, 2014).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was a negative 0.40 for the quarter ended March 31, 2014).

4.	Minimum trailing 12 month (TTM) fixed charge ratio (as defined) of 1.25 measured quarterly (the Company’s TTM fixed charge ratio was a negative 0.63 for the TTM ended March 31, 2014).

All obligations to the bank are cross collateralized. The agreements contain certain other terms and conditions common with such arrangements.

As of March 31, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants, and obtained a forbearance from the bank. The forbearance acknowledged that a default condition exists, and that availability under the revolving credit and equipment financing facilities will be suspended until the Company demonstrates adequate fixed charge coverage capability and other positive operating developments as determined by the bank. The bank also added an additional financial covenant based on trailing twelve month fixed charge coverage beginning with the quarter ended December 31, 2013 (see 4. above). The bank also limited borrowings under the revolving credit facility to the lesser of (1) 80% of eligible accounts receivable less $600,000 or (2) $1,000,000. Although the bank did not elect to accelerate the Company’s obligations under the agreement, the balance owed for the mortgage debt and capital leases has been classified as a current liability in the consolidated balance sheet as of March 31, 2014.

Amounts Borrowed. As of March 31, 2014, the Company had no outstanding borrowings under the revolving credit facility and $0.4 million borrowed under the equipment financing facility.

In connection with the termination of a prior credit agreement, the Company paid a $30,000 break-up fee, which was reflected in other income/expense in the nine months ended March 31, 2013.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31, 2014.

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

Property and equipment consist of the following as of March 31, 2014:

Land	$3,985,000
Buildings	9,313,000
Machinery and equipment	38,011,000
Leasehold improvements	9,088,000
Computer equipment	7,951,000
Equipment under capital lease	1,111,000
Office equipment, CIP	613,000
Subtotal	70,072,000
Less accumulated depreciation and amortization	(55,122,000)
Property and equipment, net	$14,950,000

NOTE 4- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 5- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through March 31, 2014 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through March 31, 2014. Based on Company’s review of its tax positions as of March 31, 2014, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of March 31, 2014, the Company had no net deferred tax assets.  No tax benefit was recorded during the three month period ended March 31, 2014 because future realizability of such benefit was not considered to be more likely than not.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2014 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and nine month periods ended March 31, 2013 and 2014 was as follows:

Three months ended March 31, 2013	$56,000
Three months ended March 31, 2014	66,000
Nine months ended March 31, 2013	158,000
Nine months ended March 31, 2014	206,000

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

During each of the three and nine month periods ended March 31, 2013 and 2014, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options Granted	Exercise Price per Share	Options Granted	Exercise Price per Share
Three months ended March 31, 2013	833,100	$0.81	-	-
Three months ended March 31, 2014	120,000	$0.50	453,100	$0.50
Nine months ended March 31, 2013	863,100	$0.81	-	-
Nine months ended March 31, 2014	157,500	$0.55	453,100	$0.50

The following table summarizes the status of the 2007 and 2010 Plans as of March 31, 2014:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,702,685	976,750	2,679,435
Options available for grant	265,150	3,019,675	3,284,825

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2013	2,413,525	$0.95	$0.53
Granted	-	$-	$-
Exercised	(23,740)	$1.00	$0.52
Cancelled	(31,200)	$1.15	$0.56

Balance at September 30, 2013	2,358,585	$0.95	$0.53
Granted	37,500	$0.70	$0.57
Exercised	(3,000)	$0.86	$0.49
Cancelled	(28,475)	$1.25	$0.56

Balance at December 31, 2013	2,364,610	$0.94	$0.53
Granted	573,100	$0.50	$0.39
Exercised	-	$-	$-
Cancelled	(258,275)	$1.20	$0.40

Balance at March 31, 2014	2,679,435	$0.83	$0.52

As of March 31, 2014, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2014 were as follows:

			Weighted Average Remaining
	Number of	Weighted Average	Contractual Life	Intrinsic
	Shares	Exercise Price ($)	(Years)	Value ($)
Employees – Outstanding	2,536,935	$0.82	3.18	-
Employees – Expected to Vest	2,283,242	$0.82	3.18	-
Employees – Exercisable	1,053,735	$0.98	2.11	-

Non-Employees-Outstanding	142,500	$0.96	2.72	-
Non-Employees- Expected to Vest	142,500	$0.96	2.72	-
Non-Employees-Exercisable	123,750	$0.99	2.53	-

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2014, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of March 31, 2014 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$1.29	298,600	0.87 years	$1.29	298,600	0.87 years
$1.27	15,000	1.45 years	$1.27	11,250	1.45 years
$1.15	22,500	1.64 years	$1.15	22,500	1.64 years
$1.07	22,500	2.67 years	$1.07	22,500	2.67 years
$1.05	22,500	0.64 years	$1.05	22,500	0.64 years
$0.95	240,600	2.96 years	$0.95	120,888	2.96 years
$0.86	523,985	1.86 years	$0.86	389,448	1.86 years
$0.81	827,250	3.86 years	$0.81	207,300	3.86 years
$0.80	22,500	3.61 years	$0.80	22,500	3.61 years
$0.75	75,000	2.12 years	$0.75	37,500	2.12 years
$0.74	22,500	4.61 years	$0.74	22,500	4.61 years
$0.64	15,000	4.62 years	$0.64	-	4.62 years
$0.50	571,500	4.85 years	$0.50	-	4.85 years

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

No triggering events occurred in the nine months ended March 31, 2014.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2013 to March 31, 2014 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity

Balance, June 30, 2013	$21,695	$10,641	$(23,117)	$9,219
Exercise of stock options	17			17
Stock-based compensation expense		63		63
Net loss			(1,007)	(1,007)
Balance, September 30, 2013	21,712	10,704	(24,124)	8,292
Stock-based compensation expense		77		77
Exercise of stock options	3			3
Net loss			(623)	(623)
Balance, December 31, 2013	$21,715	$10,781	$(24,747)	$7,749
Stock-based compensation expense		66		66
Net loss			(662)	(662)
Balance, March 31, 2014	$21,715	$10,847	$(25,409)	$7,154

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the three months ended March 31, 2014.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three and nine month periods ended March 31, 2013 and 2014. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Point.360	$8,171	$6,017	$23,334	$18,840
Movie>Q	124	117	367	353
Consolidated revenue	$8,295	$6,134	$23,701	$19,193

Operating income (loss)	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Point.360	$211	$(802)	$(16)	$(2,157)
Movie>Q	(200)	(127)	(584)	(412)
Operating income (loss)	$11	$(929)	$(600)	$(2,569)

Total Assets	June 30,	March 31,
	2013	2014
Point.360	$22,588	$19,848
Movie>Q	1,064	912
Consolidated assets	$23,652	$20,760

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

The demand for entertainment content should continue to expand through web-based applications. We believe long and short form content will be sought by users of personal computers, hand-held devices and home entertainment technology. Additionally, changing formats from standard definition, to high definition, to Blu-Ray, to 3D and to other formats will continue to give us the opportunity to provide new services with respect to library content.

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses constituted approximately 56% of our revenues in the nine months ended March 31, 2014. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues were $6.1 million for the three months ended March 31, 2014, compared to $8.3 million for the same period last year. Revenues declined due to lower orders for distribution of older programming, and the timing of orders. One customer reduced its outsourced requirement by $1.2 million when compared to the prior year period (i.e., the start time for new programming varies from year to year). Sales declined $0.9 million due to our decision to terminate our computer graphics business due to uncertain revenues and the need to retain costly talent. Larger project-based orders can affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended March 31, 2014, total costs of services declined $0.9 million, and were 70% of sales compared to 63% in the prior year. The majority of the decrease was associated with wages and benefits, totaling $0.8 million.

Gross Profit. In the three months ended March 31, 2014, gross margin was 30% of sales, compared to 37% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $2.8 million (45% of sales) in the three months ended March 31, 2014 as compared to $3.0 million (37% of sales) in the same period last year.

Operating Income (Loss). Operating loss was $0.9 million in the three months ended March 31, 2014 period compared to $11,000 of income in the same period last year.

Interest Expense. Net interest expense was $0.1 million in the three months ended March 31, 2014 compared to $0.1 million in the prior year.

Other Income. Other income in both periods includes sublease income. The current year quarter includes $0.3 million of income associated with a lawsuit settlement. The prior year quarter other income includes $0.1 million associated with a change in accounting estimate for a customer rebate program.

Net Income (Loss). Net loss in the three months ended March 31, 2014 was $0.7 million, compared to $0.2 million of income in the prior year period.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Revenues. Revenues were $19.2 million for the nine months ended March 31, 2014, compared to $23.7 million for the same period last year. Revenues declined due to lower orders for distribution of older programming and the timing of orders received with respect to seasonal television programming. One customer reduced its outsourced requirement by $2.9 million when compared to the prior year period (i.e., the start time for new programming varies from year to year). Sales declined $1.0 million due to our decision to terminate our computer graphics business in October 2013 due to uncertain revenues and the need to retain costly talent. Increased sales were experienced with one other larger customer. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the nine months ended March 31, 2014, total costs of services declined $2.2 million, and were 68% of sales compared to 65% in the prior year. The majority of the decrease was associated with wages and benefits, totaling $1.6 million. Also, in the current period, depreciation decreased by $0.5 million.

Gross Profit. In the nine months ended March 31, 2014, gross margin was 32% of sales, compared to 35% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $8.6 million (45% of sales) in the nine months ended March 31, 2014 as compared to $8.9 million (37% of sales) in the same period last year.

Operating Loss. Operating loss was $2.6 million in the nine months ended March 31, 2014 period compared to a $0.6 million loss in the same period last year.

Interest Expense. Net interest expense was $0.2 million in the nine months ended March 31, 2014 compared to $0.3 million in the prior year. Interest expense declined during the fiscal 2014 period due to a refinancing of our revolving debt and term loans during the quarter ended September 30, 2012 at lower interest rates. Interest expense for our two term loan mortgages declined by approximately $0.1 million in the nine months ended March 31, 2014 when compared to the prior year period.

Other Income. Other income in both periods includes sublease income. The current year period includes $0.3 million of income associated with a lawsuit settlement. In the nine month period ended March 31, 2013, other income also included a $0.3 million discount on debt repayment, the write off of $0.1 million deferred financing and other costs associated with the termination of a line of credit and one mortgage loan, and $0.1 million of income associated with the change in accounting estimate for a customer rebate program.

Net Loss. Net loss in the nine months ended March 31, 2014 was $2.3 million, compared to a $0.3 million loss in the prior year period.

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

In August and September of 2012 (subsequently modified on December 18, 2013), the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank, as follows:

Revolving Credit Facility. The revolving credit facility provides up to $5 million of credit based on 80% of eligible accounts receivable, as defined. The agreement provides for interest at the lower of (i) Libor plus 2.75% (2.90% as of March 31, 2014) or (ii) the bank’s alternative base rate plus 1.75% (5.00% as of March 31, 2014), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is August 31, 2014 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provides up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provides for interest at the bank’s cost of funds plus 3% (3.89% as of March 31, 2014). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. Amounts may be borrowed under the facility until August 14, 2014.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The loans provide for interest at Libor plus 3% (3.15% as of March 31, 2014). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loans are secured by first trust deeds on the properties.

General Terms. All amounts due under the revolving credit facility, equipment financing facility and term mortgage facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $7.2 million as of March 31, 2014).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was a negative $0.1 million for the quarter ended March 31, 2014).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was a negative 0.40 for the quarter ended March 31, 2014).

4.	Minimum trailing 12 month (TTM) fixed charge ratio (as defined) of 1.25 measured quarterly (the Company’s TTM fixed charge ratio was a negative 0.63 for the TTM ended March 31, 2014).

All obligations to the bank are cross collateralized. The agreements contain certain other terms and conditions common with such arrangements.

As of March 31, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants, and obtained a forbearance from the bank. The forbearance acknowledged that a default condition exists, and that availability under the revolving credit and equipment financing facilities will be suspended until the Company demonstrates adequate fixed charge coverage capability and other positive operating developments as determined by the bank. The bank also added an additional financial covenant based on trailing twelve month fixed charge coverage beginning with the quarter ended December 31, 2013 (see 4. above). The bank also limited borrowings under the revolving credit facility to the lesser of (1) 80% of eligible accounts receivable less $600,000 or (2) $1,000,000. Although the bank did not elect to accelerate the Company’s obligations under the agreement, the balance owed for the mortgage debt and capital leases has been classified as a current liability in the balance sheet as of March 31, 2014.

Amounts Borrowed. As of March 31, 2014, the Company had no outstanding borrowings under the revolving credit facility and $0.4 million borrowed under the equipment financing facility.

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

The following table summarizes the March 31, 2014 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$-
Current portion of notes payable, capital leases and mortgages	8,488,000
Long-term portion of notes payable, capital leases and mortgages	-
Total	$8,488,000

The Company’s cash balance decreased from $1,696,000 on July 1, 2013 to $522,000 on March 31, 2014, due to the following:

Balance July 1, 2013	$1,696,000
Decrease in accounts payable	(267,000)
Increase in prepaid expenses & other assets	(172,000)
Decrease in notes payable & other liabilities	(385,000)
Capital expenditures for property and equipment	(271,000)
Changes in other assets and liabilities	(79,000)
Balance March 31, 2014	$522,000

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

In fiscal 2013 and 2014, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 64 days to 62 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

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

The following table summarizes contractual obligations as of March 31, 2014 due in the future:

	Payment due by Period
			Years	Years
Contractual Obligations	Total	Less than 1 Year	2 and 3	4 and 5	Thereafter
Term Debt Principal Obligations	$8,115,000	$8,115,000	$-	$-	$-
Term Debt Interest Obligations (1)	262,000	262,000	-	-	-
Capital Lease Obligations	373,000	373,000	-	-	-
Capital Lease Interest Obligations	11,000	11,000	-	-	-
Operating Lease Obligations	13,114,000	2,008,000	3,989,000	3,847,000	3,270,000
Line of Credit Obligations	-	-	-	-	-
Total	$21,875,000	$10,769,000	$3,989,000	$3,847,000	$3,270,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-Q, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers. The Company initially issued stock (valued at $500,000) and cash for assets and intellectual property, and spent $4.7 million in Fiscal 2010 and 2011 to test the concept. The plan was to open test stores, three of which were completed at a cost of approximately $200,000 per store for the physical build-out and inventory. Over the last 12 months, the quarterly negative cash flow (defined as earnings before interest, taxes, depreciation and amortization) for each of the three stores operating during that period has averaged $20,000 on revenues of $39,000, including rent for the two previously vacant locations. We estimate that cash flow break even can be achieved on revenues of $56,000 per quarter per store, which level may be lower if administrative costs were spread over a larger number of stores. Further expansion of Movie>Q will depend on the performance of the stores and the availability of additional funding.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $15.0 million as of March 31, 2014.

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

Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

At March 31, 2014, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $8.5 million on March 31, 2014 under note payable and mortgage agreements. Our line of credit, equipment financing and two mortgage loans are subject to variable interest rates. The weighted average interest rate paid during the three months ended March 31, 2014 was 3.28%. For variable rate debt outstanding at March 31, 2014, a .25% increase in interest rates will increase annual interest expense by approximately $21,000. Amounts outstanding or that may become outstanding under our credit facilities provide for interest primarily at the LIBOR plus 2.5-3.0% (2.65% to 3.15% as of March 31, 2014). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013; (2) Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2013 and 2014; (3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2013 and 2014; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE: May 9, 2014	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

