Form 10-K
period 2014-06-30
Point.360
filed 2014-09-12
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Yes ☐      No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2013) was approximately $2.1 million. As of August 15, 2014, there were 10,536,906 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (to be filed by October 28, 2013) relating to its 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	our recent history of losses;
•	Point.360’s breach of credit agreements;
•	our highly competitive marketplace;
•	the risks associated with dependence upon significant customers;
•	our ability to execute our expansion strategy;
•	the uncertain ability to manage in a changing environment;
•	our dependence upon, and our ability to adapt to, technological developments;
•	dependence on key personnel;
•	our ability to maintain and improve service quality;
•	fluctuation in quarterly operating results and seasonality in certain of our markets;
•	possible significant influence over corporate affairs by significant shareholders;
•	our ability to operate effectively as a stand-alone, publicly traded company; and
•	the cost associated with being compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

PART 1

ITEM 1. BUSINESS

Point.360 (“Point.360” or the “Company”) is a leading integrated media management services company providing film, video and audio post-production, archival, duplication and data distribution services to motion picture studios, television networks, independent production companies and multinational companies. We provide the services necessary to edit, master, reformat and archive our clients’ audio, video, and film content, which include television programming, feature films, and movie trailers. The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

We seek to capitalize on growth in demand for the services related to the manipulation and distribution of rich media content without assuming the production or ownership risk of any specific television program, feature film, advertising or other form of content. The primary users of our services are entertainment studios that generally choose to outsource such services due to the sporadic demand and the fixed costs of maintaining a high-volume physical plant. We also serve the DVD rental market which has been at least partially abandoned by the closedown of larger chain video rental stores.

Since January 1, 1997, Point.360 completed acquisitions of companies providing similar services. We will continue to evaluate acquisition opportunities to enhance our operations and profitability. In 2004, Point.360 acquired International Video Conversions, Inc. (“IVC”), a leading digital intermediate and digital mastering facility. In 2005, Point.360 acquired Visual Sound, a provider of captioning services. In 2007, Point.360 purchased the business of Eden FX, a producer of sophisticated visual effects and graphics for feature films, television programming and commercials. In November 2008, the Company purchased the assets and business of Video Box Studios. In April 2009, the Company purchased the assets of and business of MI Post. In September and November 2009, we purchased assets and intellectual property to form the foundations of our Movie>Q initiative. As a result of these acquisitions, we are one of the most diversified providers of technical and distribution services in our markets, and therefore are able to offer our customers a single source for such services at prices that reflect our scale economies.

Markets

We derive revenues primarily from the entertainment industry, consisting of major and independent motion picture and television studios, cable television program suppliers and television program syndicators. On a more limited basis, we also service national television networks, local television stations, corporate or instructional video providers, and educational institutions. Movie>Q provides consumers with a DVD rental alternative to the “big box” rental retail chain stores who have abandoned the space.

The entertainment industry creates motion pictures, television programming, and interactive multimedia content for distribution through theatrical exhibition, home video, pay and basic cable television, direct-to-home, private cable, broadcast television, on-line services and video games.  Content is released into a "first-run" distribution channel, and later into one or more additional channels or media.  In addition to newly produced content, film and television libraries may be released repeatedly into distribution. Entertainment content produced in the United States is exported and is in increasingly high demand internationally.  We believe that several trends in the entertainment industry will have a positive impact on our business, including growth in worldwide demand for original entertainment content, the development of new markets for existing content libraries, increased demand for innovation and creative quality in domestic and foreign markets and wider application of digital technologies for content manipulation and distribution, including the emergence of new distribution channels.

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

Audio Restoration and Layback.  Audio layback is the process of creating duplicate file (videotape or digital) masters with sound tracks that are different from the original recorded master sound track.  Content owners selling their assets in foreign markets require the replacement of dialog with voices speaking local languages. In some cases, all of the audio elements, including dialog, sound effects, music and laughs, must be recreated, remixed and synchronized with the original file.  Audio sources are premixed foreign language tracks or tracks that contain music and effects only.  The latter is used to make a final file product that will be sent to a foreign country to permit addition of a foreign dialogue track to the existing music and effects track.

Closed Captioning and Subtitling.   All broadcast material requires closed captioning. We are able to create closed captioning formatted for high definition and standard definition Blu-ray and DVD markets when requested. Subtitling is offered in over twenty foreign languages. Transcripts are created for legal review, subtitling and language dubbing in foreign markets.

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

DVD and Video Game Rental and Sales - Movie>Q. In fiscal 2010, we purchased assets and intellectual property for a research and development project to address the viability of the DVD and video game rental business being abandoned by the closure of Movie Gallery/Hollywood Video and Blockbuster stores. The DVD rental market consists principally of online service (Netflix), vending machines (Redbox) and large video stores. We estimate the size of the abandoned market to be $2 to $3 billion.

As of June 30, 2014, we had opened three Movie>Q stores in Southern California. Each store employs an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer a 10,000 unit selection to customers at competitive low rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

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

We solicit the motion picture and television industries to generate revenues.  In the fiscal years ended June 30, 2012, 2013 and 2014, five major motion picture studios accounted for approximately 67%, 68% and 69% of Point.360’s revenues, respectively. Sales to Twentieth Century Fox and affiliates comprised 25%, 32% and 25% of revenues in those periods, respectively.  Sales to Disney were 27% of sales in 2012, 19% of sales in 2013 and 22% of sales in 2014. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

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

We have a sales and customer service staff of approximately 23 people, and we provide services 24 hours per day.  This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver content.

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

Employees

The Company had approximately 201 full-time employees as of June 30, 2014. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

Point.360 had losses in each of the four fiscal years ended June 30, 2011 and in fiscal years ended June 30, 2013 and 2014 due, in part, to increased price competition, the cost of being a publicly traded company and a number of unusual charges. There is no assurance as to future profitability on a quarterly or annual basis.

Point.360 previously breached its credit agreements, and we may do so in the future.

Due to reduced sales levels and the consequential net losses, Point.360 breached covenants of its credit facilities in the fourth quarter of fiscal 2013 and all of fiscal 2014. Point.360 is currently operating under a waiver agreement from the bank.

If we incur losses in the future, there is a risk that defaults will continue under financial covenants contained in our credit agreements and/or we will not be able to pay off revolving or term loans when due. If default conditions exist in the future, all amounts that may be outstanding under the agreements may be declared due and payable which could materially and adversely affect our business.

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

Although we have an active client list of approximately 1,100 customers, our five largest customers and and/or their affiliates accounted for approximately 67%, 68% and 69% of our revenues in the fiscal years ended June 30, 2012, 2013 and 2014, respectively. Twentieth Century Fox (and affiliates) accounted for 25%, 32% and 25% in the fiscal years ended June 30, 2012, 2013 and 2014, respectively. Sales to Disney were 27%, 19% and 22% of sales in the fiscal years ended June 30, 2012, 2013 and 2014, respectively. Sales to Fremantle Media were 9%, 12% and 15% in the fiscal years ended June 30, 2012, 2013 and 2014, respectively. If one or more of these companies were to stop using our services, or use their influence to adversely affect pricing, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact those industries.

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

In prior years, we have spent approximately $4.7 million ($0.5 million in stock and $4.2 million in cash) to develop the Movie>Q concept and open three proof-of-concept stores. A roll out of additional stores is contemplated. We will require significant financing to implement a roll out, which financing may not be available on reasonable terms, if at all. While we believe the Movie>Q alternative provides an attractive alternative for consumers in the DVD and video game rental market, there can be no assurance of success.

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

Our common stock is publicly traded on the Nasdaq Capital Market. Due to the Company’s failure to maintain a stock price of $1.00 on occasion in the past, the Company was notified by Nasdaq in June 2014 that its stock would be delisted if the closing bid price of the stock failed to reach $1.00 per share for 10 consecutive trading days. Even though the price has gained compliance in each instance, there is no assurance that an active trading market will be sustained in the future. The Company received a similar letter of non-compliance in December 2013.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	our business profile and market capitalization may not fit the investment objectives of our shareholders and, as a result, our shareholders may sell our shares;

•	a shift in our investor base;

•	our quarterly or annual financial results, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	our ability to meet earnings estimates of shareholders;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations, and;

•	general economic conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.   PROPERTIES

The Company currently owns or leases six facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2016 to 2021. The following table sets forth the location and approximate square footage of the Company's properties:

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

Market Information

During fiscal 2013 and 2014, the Company's Common Stock was traded on the NASDAQ Global and Capital Markets under the symbol PTSX. The following table sets forth, the high and low closing price per share for the Common Stock for each quarter of the fiscal years ended June 30, 2013 and 2014.

	Common Stock
	Low	High
Year Ended June 30, 2013
First Quarter	$0.52	$1.22
Second Quarter	$0.54	$1.00
Third Quarter	$0.59	$1.05
Fourth Quarter	$0.84	$1.50

Year Ended June 30, 2014
First Quarter	$0.78	$1.35
Second Quarter	$0.48	$1.21
Third Quarter	$0.45	$0.58
Fourth Quarter	$0.34	$0.79

On August 15, 2014, the closing sale price of the Common Stock as reported on the Nasdaq Capital Market was $0.65 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

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

Stock Repurchases and Unregistered Stock Issuances

During the year ended June 30, 2014 the Company did not repurchase any of its securities, or issue any securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to the fiscal years ended June 30, 2010 to 2014 have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended June 30,
Statement of Operations Data	2010	2011	2012	2013	2014
Revenues	$39,735	$35,222	$34,960	$30,937	$25,733
Cost of services sold	(28,461)	(24,343)	(22,064)	(20,419)	(17,347)
Gross profit	11,274	10,879	12,896	10,518	8,386
Selling, general and administrative expense	(15,981)	(13,197)	(12,074)	(11,982)	(11,336)
Research and development expense	(1,115)	(352)	-	-	-
Restructuring costs	(745)	-	-	-	-
Impairment charges	-	(684)	-	-	-
Operating income (loss)	(6,567)	(3,354)	822	(1,464)	(2,950)
Interest expense, net	(927)	(804)	(814)	(394)	(285)
Other income	537	1,347	440	647	588
(Provision for) benefit from income tax	-	-	-	(23)	(3)
Net income (loss)	$(6,957)	$(2,811)	$448	$(1,234)	$(2,650)
Income (loss) per share	$(0.67)	$(0.26)	$0.04	$(0.12)	$(0.25)
Weighted average common share outstanding	10,405	10,647	10,513	10,513	10,533

	Year Ended June 30,
Other Data	2010	2011	2012	2013	2014
Capital expenditures	$2,189	$1,258	$3,271	$476	$380
Selected Balance Sheet Data
Cash and cash equivalents	$249	$355	$1,219	$1,696	$2,346
Working capital	2,445	2,885	4,261	3,420	(1,723)
Property and equipment, net	20,157	17,153	17,475	15,993	10,173
Total assets	31,144	25,395	25,971	23,652	17,049
Shareholders' equity	11,830	9,489	10,231	9,219	6,861

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

The demand for entertainment content should continue to expand through web-based applications. We believe long and short form content will be sought by users of personal computers, hand-held devices and home entertainment technology. Additionally, changing formats from standard definition, to high definition, to Blu-Ray and perhaps to 3D will continue to give us the opportunity to provide new services with respect to library content. We also believe that a potentially large consumer market exists for the rental of DVDs and video games, which market has been abandoned by “big box” DVD rental stores.

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses constitute approximately 89% of our revenues. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

	Twelve Months Ended June 30,
	2012		2013		2014
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$34,960	100.0	$30,937	100.0	$25,733	100.0
Costs of services sold	(22,064)	(63.1)	(20,419)	(66.0)	(17,347)	(67.4)
Gross profit	12,896	36.9	10,518	34.0	8,386	32.6
Selling, general and administrative expense	(12,074)	(34.5)	(11,982)	(38.7)	(11,336)	(44.1)
Operating income (loss)	822	2.4	(1,464)	(4.7)	(2,950)	(11.5)
Interest expenses, net	(814)	(2.3)	(394)	(1.3)	(285)	(1.1)
Other income	440	1.3	647	2.1	588	2.3
Income taxes	-	-	(23)	-	(3)	-
Net income (loss)	$448	1.3	$(1,234)	(4.0)	$(2,650)	(10.3)

Twelve Months Ended June 30, 2014 Compared to Twelve Months Ended June 30, 2013

Revenues. Revenues were $25.7 million for the year ended June 30, 2014, a drop of 17% when compared to $30.9 million for the same period last year. Sales declined $1.6 million due to our decision to terminate our computer graphics business in October 2013 due to uncertain revenues and the need to retain costly talent. The remaining $3.8 million shortfall is primarily due to one customer reducing its outsourced requirement by $3.4 million when compared to the prior year period. Year-to-year sales to the other two principal customers were comparable. Our three largest customers accounted for approximately 63% of sales in both fiscal 2014 and 2013. There is a risk that negative sales fluctuations may occur for these customers the near future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the year ended June 30, 2014, total costs of services declined $3.1 million, and were 67% of sales compared to 66% in the prior year. The majority of the decrease was associated with wages and benefits, totaling $2.4 million. Also, in the current period, depreciation decreased by $0.5 million.

Gross Profit. In the year ended June 30, 2014, gross margin was 33% of sales, compared to 34% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $11.3 million (44% of sales) in the year ended June 30, 2014 as compared to $12.0 million (39% of sales) in the same period last year.

Operating Loss. Operating loss was $3.0 million in the year ended June 30, 2014 period compared to a $1.5 million loss in the same period last year.

Interest Expense. Net interest expense was $0.3 million in the year ended June 30, 2014 compared to $0.4 million in the prior year. Interest expense declined during the fiscal 2014 period due to a refinancing of our revolving debt and term loans during the quarter ended September 30, 2012 at lower interest rates. Interest expense for our two term loan mortgages declined by approximately $0.1 million in the year ended June 30, 2014 when compared to the prior year period.

Other Income. Other income in both periods was $0.6 million, and includes sublease income. The current year includes $0.3 million of income associated with a lawsuit settlement. In the year ended June 30, 2013, other income also included a $0.3 million discount on debt repayment, the write off of $0.1 million deferred financing and other costs associated with the termination of a line of credit and one mortgage loan, and $0.1 million of income associated with the change in accounting estimate for a customer rebate program.

Net Loss. Net loss in year ended June 30, 2014 was $2.7 million, compared to a $1.2 million loss in the prior year period.

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

Selling, General and Administrative Expense. SG&A expense was $12.0 million (39% of sales) in the twelve months ended June 30, 2013 as compared to $12.1 million (35% of sales) in the same period in the previous year.

Operating Income (Loss). Operating loss was $1.5 million in the fiscal 2013 period compared to a $0.8 million operating income in the same period in the previous year.

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

In June 2009, the Company entered into a $3,562,500 Purchase Money Promissory Note secured by a Deed of Trust for the purchase of land and a building. The note was repaid in September 2012 and replaced by a new mortgage, and the new mortgage was paid off upon sale of the building in June 2014 (see below).

In August and September of 2012 (subsequently modified on December 18, 2013 and September 5, 2014), the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank, as follows:

Revolving Credit Facility. The revolving credit facility provides up to $2 million of credit with borrowings limited to the lesser of (a) 80% of eligible accounts receivable, as defined, less $600,000 or (b) $1,000,000. The new agreement provides for interest at the lower of (i) Libor plus 3.5% (previously Libor plus 2.75% or 2.90% as of June 30, 2014) or (ii) the bank’s alternative base rate plus 2.5% (previously 1.75% or 5.00% as of June 30, 2014), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is September 30, 2015 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provided up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provided for interest at the bank’s cost of funds plus 3% (3.89% as of June 30, 2014). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. The facility expired on August 14, 2014.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.15% as of June 30, 2014). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property.

General Terms. All amounts due under the revolving credit facility, equipment financing facility and term mortgage facilities are secured by all personal property and real estate of the Company. While amounts were outstanding under the prior credit arrangements, the Company will be subject to financial covenants measured quarterly as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $6.9 million as of June 30, 2014).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $0.2 million for the quarter ended June 30, 2014).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was 0.69 for the quarter ended June 30, 2014).

4.	Minimum trailing 12 month (TTM) fixed charge ratio (as defined) of 1.25 measured quarterly (the Company’s TTM fixed charge ratio was a negative 0.24 for the TTM ended June 30, 2014).

While amounts are outstanding under the new credit arrangements, the Company will be subject to financial covenants measured quarterly as follows:

1.	Minimum TNW rising from $6.25 million at September 30, 2014 to $7 million after March 31, 2015.

2.	Minimum EBITDA (as defined) rising from $250,000 for the quarter ended September 30, 2014 to $750,000 in subsequent quarters, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters.

3.	Minimum fixed charge ratio (as defined) rising from 0.70 for the quarter ended September 30, 2014 to 1.25 in subsequent quarters.

4.	Minimum TTM fixed charge ratio (as defined) rising from 0.25 for the TTM ending September 30, 2014, to 0.75 for the TTM ending December 31, 2014, and 1.25 in subsequent TTM periods.

All obligations to the bank are cross collateralized. The agreements contain certain other terms and conditions common with such arrangements.

As of June 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants, and obtained a default waiver from the bank. At the date of issuance of these financial statements, based on current projections, the Company believes that it is probable that the Company will not be in compliance with certain of its debt covenants within the next 12 months. Accordingly, the balance owed for mortgage debt and capital lease financing provided by the bank has been classified as a current liability on the balance sheet as of June 30, 2014.

Amounts Borrowed. As of June 30, 2014, the Company had no outstanding borrowings under the revolving credit facility and $0.3 million borrowed under the equipment financing facility.

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

In June 2014, the Vine building was sold yielding approximately $1.6 million of cash after pay off of the related mortgage and selling expenses.

Monthly and annual principal and interest payments due under the capital leases and remaining mortgage are approximately $34,000 and $0.4 million, respectively, assuming no change in interest rates.

The following table summarizes the June 30, 2014 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$-
Current portion of notes payable, capital leases and mortgages	5,485,000
Long-term portion of notes payable, capital leases and mortgages	-
Total	$5,485,000

The Company’s cash balance increased from $1,696,000 on July 1, 2013 to $2,346,000 on June 30, 2014, due to the following:

Balance July 1, 2013	$1,696,000
Decrease in accounts payable	(269,000)
Decrease in accounts receivable	1,377,000
Decrease in accrued expenses	(303,000)
Capital expenditures for property and equipment	(380,000)
Changes in other assets and liabilities	225,000
Balance June 30, 2014	$2,346,000

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

In fiscal 2013 and 2014, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 64 days to 48 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

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

The following table summarizes contractual obligations as of June 30, 2014 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$5,159,000	$5,159,000	$-	$-	$-
Term Debt Interest Obligations (1)	167,000	167,000	-	-	-
Capital Lease Obligations	326,000	326,000	-	-	-
Capital Lease Interest Obligations	9,000	9,000	-	-	-
Operating Lease Obligations	13,008,000	2,010,000	3,959,000	3,822,000	3,217,000
Line of Credit Obligations	-	-	-	-	-
Total	$18,669,000	$7,671,000	$3,959,000	$3,822,000	$3,217,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

As described elsewhere in this Form 10-K, the Company began a research and development project in Fiscal 2010 to create “proof of concept” stores to distribute digital video discs (DVDs) to consumers. The Company initially issued stock (valued at $500,000) and cash for assets and intellectual property, and spent $4.7 million in Fiscal 2010 and 2011 to test the concept. The plan was to open test stores, three of which were completed at a cost of approximately $200,000 per store for the physical build-out and inventory. Over the last 12 months, the quarterly negative cash flow (defined as earnings before interest, taxes, depreciation and amortization) for each of the three stores operating during that period has averaged $24,000 on revenues of $38,000, including approximately $13,000 of quarterly rent for the two previously vacant locations which leases expired in fiscal 2014. We estimate that cash flow break even can be achieved on revenues of $56,000 per quarter per store, which level may be lower if administrative costs were spread over a larger number of stores. Further expansion of Movie>Q will depend on the performance of the stores and the availability of additional funding.

During the past year, the Company had generated sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were $6,147,000, $1,719,000, and ($60,000) for the years ended June 30, 2012, 2013 and 2014, respectively. The Company expects to generate sufficient cash flows from operations during the year ended June 30, 2015 to meet its working cash flow needs for 2015. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future, unless its bank elects to declare all obligations due and payable as a result of a future covenant default condition.

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

Revenues. We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (movie, television show, etc.). The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements. Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element. At the end of an accounting period, revenue is accrued for un-invoiced but shipped work.

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

Valuation of long-lived assets. Long-lived assets, consisting primarily of property, plant and equipment, comprise a significant portion of the Company’s total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $10.2 million as of June 30, 2014.

Research and Development. Research and development costs include expenditures for planned research and investigation aimed at discovery of new knowledge to be used to develop new services or processes or significantly enhance existing processes. Research and development costs also include the implementation of the new knowledge through design, testing of service alternatives, or construction of prototypes. The cost of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses are capitalized as tangible assets when acquired or constructed. All other research and development costs are expensed as incurred.

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

At June 30, 2014, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2014.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $5.5 million on June 30, 2014 under note payable and mortgage agreements. Our line of credit, equipment financing and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during fiscal 2014 was 3.28%. For variable rate debt outstanding at June 30, 2014, a .25% increase in interest rates will increase annual interest expense by approximately $14,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 2.5 – 3% (2.65% to 3.15% as of June 30, 2014). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	23

Financial Statements:

Consolidated Balance Sheets –
June 30, 2013 and 2014	24

Consolidated Statements of Operations –
Fiscal years ended June 30, 2012, 2013 and 2014	25

Consolidated Statements of Invested and Shareholders’ Equity –
Fiscal years ended June 30, 2012, 2013 and 2014	26

Consolidated Statements of Cash Flows –
Fiscal years ended June 30, 2012, 2013 and 2014	27

Notes to Consolidated Financial Statements	28

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	44

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Point.360

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiaries (collectively, the “Company”) as of June 30, 2013 and 2014, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2014, and the results of its operations and its cash flows for the three years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP

Los Angeles, California

September 12, 2014

Point.360

Consolidated Balance Sheets

(in thousands)

	As of June 30,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$1,696	$2,346
Accounts receivable, net of allowances for doubtful accounts of $327 and $228, respectively	4,709	3,431
Inventories, net	315	230
Prepaid expenses and other current assets	253	230
Total current assets	6,973	6,237

Property and equipment, net	15,993	10,173
Other assets, net	686	639
Total assets	$23,652	$17,049

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$344	$5,159
Current portion of capital lease obligations	146	326
Accounts payable	1,302	1,034
Accrued wages and benefits	1,317	1,019
Other accrued expenses	44	36
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209
Other current liabilities	13	-

Total current liabilities	3,553	7,961

Notes payable, less current portion	8,029	-
Capital lease obligations, less current portion	238	-
Deferred gain on sale of real estate, less current portion	1,204	1,025
Deferred lease incentive, less current portion	1,409	1,201
Other long term liabilities	-	1

Total long-term liabilities	10,880	2,227

Total liabilities	14,433	10,188

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,536,906 shares issued and outstanding on June 30, 2013 and 2014	21,695	21,715
Additional paid-in capital	10,641	10,913
Accumulated deficit	(23,117)	(25,767)
Total shareholders’ equity	9,219	6,861

Total liabilities and shareholders’ equity	$23,652	$17,049

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended June 30,
	2012	2013	2014

Revenues	$34,960	$30,937	$25,733
Cost of services sold	(22,064)	(20,419)	(17,347)

Gross profit	12,896	10,518	8,386

Selling, general and administrative expense	(12,074)	(11,982)	(11,336)

Operating income (loss)	822	(1,464)	(2,950)

Interest expense	(834)	(394)	(285)
Interest income	20	-	-
Other income	440	647	588

Income (loss) before income taxes	448	(1,211)	(2,647)

Provision for income taxes	-	(23)	(3)

Net income (loss)	$448	$(1,234)	$(2,650)

Basic and diluted income (loss) per share	$0.04	$(0.12)	$(0.25)

Weighted average number of shares (Basic)	10,513	10,513	10,533
Weighted average number of shares (Diluted)	10,523	10,513	10,533

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Dollars	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance on June 30, 2011	10,513	$21,695	$10,125	$(22,331)	$9,489

Share based compensation expense	-	-	294	-	294

Net income	-	-	-	448	448

Balance on June 30, 2012	10,513	$21,695	$10,419	$(21,883)	$10,231

Share based compensation expense	-	-	222	-	222

Net loss	-	-	-	(1,234)	(1,234)

Balance on June 30, 2013	10,513	$21,695	$10,641	$(23,117)	$9,219

Stock option exercises	24	20	-	-	20

Share based compensation expense	-	-	272	-	272

Net loss	-	-	-	(2,650)	(2,650)

Balance on June 30, 2014	10,537	$21,715	$10,913	$(25,767)	$6,861

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2012	2013	2014

Cash flows from operating activities:
Net income (loss)	$448	$(1,234)	$(2,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of equipment or real estate	11	-	18
Gain on debt extinguishment	-	(332)	-
Gain from reversal of accrual	-	(131)	-
Depreciation and amortization	2,938	2,405	1,841
Amortization of deferred gain on sale of real estate	(178)	(178)	(178)
Amortization of deferred lease credit	-	(209)	(208)
Recovery of doubtful accounts	(21)	(3)	(99)
Share based compensation expense	294	222	272
Amortization of non-compete agreement	4	-	-
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	452	1,210	1,377
(Increase) decrease in inventories	244	(43)	85
(Increase) decrease in prepaid expenses and other current assets	(57)	91	22
(Increase) in prepaid income taxes	(2)	-	-
(Increase) decrease in other assets	(10)	59	48
Increase in deferred lease incentive	1,827	-	-
(Decrease) increase in accounts payable	1	26	(269)
Increase (decrease) in accrued wages and benefits	309	(49)	(298)
Decrease in other accrued expenses and other long term liabilities	(113)	(115)	(21)
Net cash and cash equivalents provided by (used in) operating activities	6,147	1,719	(60)

Cash flows from investing activities:
Capital expenditures	(3,271)	(476)	(380)
Proceeds from sale of equipment or real estate	-	-	4,457
Net cash and cash equivalents (used in) provided by investing activities	(3,271)	(476)	4,077

Cash flows from financing activities:
Borrowings of notes payable	-	8,602	-
Net repayment on notes payable	(1,701)	(9,210)	(3,214)
Net repayment on capital lease obligations	(311)	(158)	(173)
Received from stock option exercises	-	-	20
Net cash and cash equivalents used in financing activities	(2,012)	(766)	(3,367)
Net increase in cash and cash equivalents	864	477	650
Cash and cash equivalents at beginning of year	355	1,219	1,696
Cash and cash equivalents at end of year	$1,219	$1,696	$2,346

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended June 30,
	2012	2013	2014
Cash payments for income taxes (net of refunds)	$2	$-	$5
Cash payments for interest	$783	$412	$284
Assets acquired through capital lease	$-	$447	$116

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Notes to Consolidated Financial Statements

1.	THE COMPANY

Point.360 and subsidiaries (collectively, the “Company”, “we”, or “our”) provides high definition and standard definition digital mastering, data conversion, video and film asset management, distribution and other services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers. The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

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

As of June 30, 2014, the Company had opened three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

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

Revenues.

We perform a multitude of services for our clients, including film-to-tape transfer, video and audio editing, standards conversions, adding special effects, duplication, distribution, etc. A customer orders one or more of these services with respect to an element (movie, television show, etc.). The sum total of services performed on a particular element (a “package”) becomes the deliverable (i.e., the customer will pay for the services ordered in total when the entire job is completed). Occasionally, a major studio will request that package services be performed on multiple elements. Each element creates a separate revenue stream which is recognized only when all requested services have been performed on that element. At the end of an accounting period, revenue is accrued for un-invoiced but shipped work.

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

At June 30, 2014, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2013 and June 30, 2014.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits, which was the case as of June 30, 2014.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. Our five largest studio customers represented 60% and 61% of accounts receivable at June 30, 2013 and 2014, respectively. Twentieth Century Fox (and affiliates) accounted for 22% and 21% of accounts receivable as of June 30, 2013 and 2014, respectively. Disney accounted for 23% and 32% of accounts receivable as of June 30, 2013 and 2014, respectively. Fremantle Media accounted for 12% and 7% of accounts receivable as of June 30, 2013 and 2014, respectively. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 67%, 68% and 69% of net revenues for the years ended June 30, 2012, 2013 and 2014, respectively. Twentieth Century Fox (and affiliates) accounted for 25%, 32% and 25% of revenues in the years ended June 30, 2012, 2013 and 2014, respectively. Fremantle Media accounted for 9%, 12% and 15% of sales in the years ended June 30, 2012, 2013 and 2014, respectively, while sales to Disney were 27%, 19% and 22% of sales in the years ended June 30, 2012, 2013 and 2014, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, and DVD’s, and are stated at the lower of cost or market. Cost is determined using the average cost method. The rental library for the Movie>Q stores consists of DVD’s available for rental by customers. Because of the DVD’s relatively short useful lives, we view these assets to be current assets. We utilize the accelerated method of depreciation because it approximates the demand for the product. A nominal residual value is established. Movie>Q depreciation expense totaled $125,000, $142,000 and $144,000 for the years ended June 30, 2012, 2013 and 2014, respectively.

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

Operating Leases

Operating leases are accounted for in accordance with FASB Accounting Standard Codification Topic 840, “Accounting for Leases.” Rent expense under operating leases is recognized on a straight-line basis over the lease term. The difference between the rent expense and the rent payment is recorded as an increase or decrease in deferred rent liability. The Company accounts for tenant allowances in lease agreements as a deferred lease incentive. The deferred lease incentive is then amortized on a straight-line basis over the lease term as a reduction of rent expense. For operating leases that include rent free periods or escalation clauses over the term of the lease, the Company recognizes rent expense on a straight-line basis and the difference between expense and amounts paid is recorded as deferred rent in current and long-term liabilities.

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

Cash and cash equivalents, the only Level 1 input applicable to the Company (there are no Level 2 or 3 inputs), is stated on the Consolidated Balance Sheets at fair value.

As of June 30, 2013 and June 30, 2014, the carrying value of accounts receivable, accounts payable, accrued expenses and other liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of notes payable, capital lease obligations, and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $10.2 million as of June 30, 2014.

As of June 30, 2014, we compared the book value of our building ($7.5 at June 30, 2014) to market comparables provided by a licensed real estate broker, and equipment ($2.7 at June 30, 2014) to an appraisal performed in conjunction with a new financing arrangement completed during fiscal 2013 which indicated no impairment. We then considered operating cash flows for the three years then ended together with a forecast for the fiscal year ended June 30, 2015. As indicated in the Consolidated Statements of Cash Flows, the Company reported the following “Net cash and cash equivalents provided by (used in) operating activities” for the last three fiscal years:

Year ended June 30, 2012	$6,147,000
Year ended June 30, 2013	1,719,000
Year ended June 30, 2014	(60,000)

We also considered the Company’s closing stock price which ranged from $1.50 to $0.34 per share over the three fiscal years ended June 30, 2014 ($0.36 as of June 30, 2014). While the stock price could be an indicator of impairment, we believe that it is not an appropriate measurement of value for Point.360 since market fluctuations (both increases and decreases) are often short term in nature, and the stock is thinly traded, can fluctuate widely on very low volume, and there is no significant institutional ownership. We believe the appraisals and cash flow are the more relevant indicators.

We have also considered the evolution of our past production work from physical to file-based formats. This trend is expected to continue, and we have taken and will continue to take, steps to consolidate facilities and realign capabilities which have enhanced operating cash flow. While this evolution will create uncertainties which may result in a material future impairment, we do not believe such impairment exists, and that further impairment testing is not required, for the year ended June 30, 2014.

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

There were no impairment charges during the fiscal years ended June 30, 2012, 2013, and 2014.

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

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Year Ended June 30,
	2012	2013	2014
Weighted average number of common shares outstanding used in computation of basic EPS	10,513	10,513	10,533
Dilutive number of outstanding stock options	10	-	-
Weighted average number of common and potential common shares outstanding used in computation of Diluted EPS	10,523	10,513	10,533
Number of dilutive options excluded in the computation of diluted EPS due to net loss	-	30	71

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in the 2013 and 2014 periods presented. The effect of potentially dilutive securities for the 2013 and 2014 periods was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share). Potentially dilutive securities in the 2012 period consists of stock options for which the exercise price is less than the Company’s stock price. The number of anti-dilutive shares were 0, 1,728,500 and 0 as of June 30, 2012, 2013 and 2014, respectively.

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

3.	PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Consolidated Balance Sheets as of June 30, 2013 and 2014.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease was $1,111,000 and increasing annually thereafter based on the consumer price index change from year to year.

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

In June 2014, the Company sold its Vine land and building (acquired in 2009 for $4.75 million) for $4.75 million. The Company received $1.6 million in net cash after payment of the related mortgage and transaction expenses. The gain on the sale was not material.

Property and equipment consist of the following:

	June 30,
	2013	2014

Land	$3,985,000	$2,405,000
Buildings	9,291,000	6,012,000
Machinery and equipment	37,938,000	38,068,000
Leasehold improvements	9,082,000	9,053,000
Computer equipment	7,901,000	7,968,000
Equipment under capital lease	995,000	1,111,000
Office equipment	506,000	507,000
CIP	104,000	104,000
Subtotal	69,802,000	65,228,000
Less accumulated depreciation and amortization	(53,809,000)	(55,055,000)
Property and equipment, net	$15,993,000	$10,173,000

Depreciation is expensed over the estimated lives of buildings (39 years), machinery and equipment (7 years), computer equipment (7 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $2,938,000, $2,405,000 and $1,841,000 for the years ended June 30, 2012, 2013 and 2014, respectively. Property under capital leases pertains to machinery and equipment, with a cost of $955,000 (with a net book value of $304,000) and $1,111,000 (with a net book value of $300,000) as of June 30, 2013 and 2014, respectively.

4.	401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Contributions to the plan related to employees of the Company were, $81,000, $78,000, and $68,000 in the years ended June 30, 2012, 2013 and 2014, respectively.

5.	LONG TERM DEBT, NOTES PAYABLE, AND CAPITAL LEASE OBLIGATIONS

In August and September of 2012 (subsequently modified on December 18, 2013 and September 5, 2014), the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank, as follows:

Revolving Credit Facility. The revolving credit facility provides up to $2 million of credit with borrowings limited to the lesser of (a) 80% of eligible accounts receivable, as defined, less $600,000 or (b) $1,000,000. The new agreement provides for interest at the lower of (i) Libor plus 3.5% (previously Libor plus 2.75% or 2.90% as of June 30, 2014) or (ii) the bank’s alternative base rate plus 2.5% (previously 1.75% or 5.00% as of June 30, 2014), plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is September 30, 2015 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility provided up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provided for interest at the bank’s cost of funds plus 3% (3.89% as of June 30, 2014). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. The facility expired on August 14, 2014.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.15% as of June 30, 2014). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property.

General Terms. All amounts due under the revolving credit facility, equipment financing facility and term mortgage facilities are secured by all personal property and real estate of the Company. While amounts were outstanding under the prior credit arrangements, the Company will be subject to financial covenants measured quarterly as follows:

1.	Minimum tangible net worth (TNW) of $8.5 million (the Company’s actual TNW was $6.9 million as of June 30, 2014).

2.	Minimum quarterly EBITDA (as defined) of $750,000, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was $0.2 million for the quarter ended June 30, 2014).

3.	Minimum quarterly fixed charge ratio (as defined) of 1.25 (the Company’s fixed charge ratio was 0.69 for the quarter ended June 30, 2014).

4.	Minimum trailing 12 month (TTM) fixed charge ratio (as defined) of 1.25 measured quarterly (the Company’s TTM fixed charge ratio was a negative 0.24 for the TTM ended June 30, 2014).

While amounts are outstanding under the new credit arrangements, the Company will be subject to financial covenants measured quarterly as follows:

1.	Minimum TNW rising from $6.25 million at September 30, 2014 to $7 million after March 31, 2015.

2.	Minimum EBITDA (as defined) rising from $250,000 for the quarter ended September 30, 2014 to $750,000 in subsequent quarters, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters.

3.	Minimum fixed charge ratio (as defined) rising from 0.70 for the quarter ended September 30, 2014 to 1.25 in subsequent quarters.

4.	Minimum TTM fixed charge ratio (as defined) rising from 0.25 for the TTM ending September 30, 2014, to 0.75 for the TTM ending December 31, 2014, and 1.25 in subsequent TTM periods.

All obligations to the bank are cross collateralized. The agreements contain certain other terms and conditions common with such arrangements.

As of June 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants, and obtained a default waiver from the bank. At the date of issuance of these financial statements, based on current projections, the Company believes that it is probable that the Company will not be in compliance with certain of its debt covenants within the next 12 months. Accordingly, the balance owed for mortgage debt and capital lease financing provided by the bank has been classified as a current liability on the balance sheet as of June 30, 2014.

Amounts Borrowed. As of June 30, 2014, the Company had no outstanding borrowings under the revolving credit facility and $0.3 million borrowed under the equipment financing facility.

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

In June 2014, the Vine building was sold yielding approximately $1.6 million of cash after pay off of the related mortgage and selling expenses.

Annual maturities for debt under term note and capital lease obligations as of June 30, 2014 are as follows:

2015	$5,485,000
2016	-
2017	-
2018	-
2019	-
Thereafter	-
$5,485,000

6.	INCOME TAXES

The Company reviewed its ASC 740-10 tax documentation for the periods through June 30, 2014 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through June 30, 2014. Based on the Company’s review of its tax positions as of June 30, 2013 and June 30, 2014, no new uncertain tax positions have been determined; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of June 30, 2014, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the year ended June 30, 2014 because future realizability of such benefit was not considered to be more likely than not.  At June 30, 2013 and 2014, the Company had gross deferred tax assets of $9.3 million and $10.3 million, respectively, and corresponding valuation allowances of $9.3 million and $10.3 million, respectively.

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

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the years ended June 30, 2012, 2013 and 2014 consists of the following (in thousands):

	Year Ended June 30,
	2012	2013	2014
Current tax expense:
Federal	$-	$13	$-
State	-	10	3

Total current	-	23	3

Deferred tax (benefit) expense:
Federal	136	(174)	(873)
State	(119)	(43)	(204)
Valuation allowance	(17)	217	1,077
Total deferred	-	-	-

Total provision for income taxes	$-	$23	$3

The composition of the deferred tax assets (liabilities) at June 30, 2012, 2013 and 2014 are listed below:

	2012	2013	2014

Accrued liabilities	$250,000	$278,000	$208,000
Allowance for doubtful accounts	141,000	140,000	97,000
Other	15,000	6,000	7,000
Total current deferred tax assets	406,000	424,000	312,000

Property and equipment	915,000	471,000	979,000
Goodwill and other intangibles	1,268,000	863,000	573,000
State net operating loss carry forward	6,115,000	6,769,000	7,929,000
Other	370,000	764,000	575,000
Valuation allowance	(9,074,000)	(9,291,000)	(10,368,000)
Total non-current deferred tax liabilities	(406,000)	(424,000)	(312,000)

Net deferred tax liability	$-	$-	$-

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended June 30,
	2012	2013	2014
Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	6%	(17)%	7%
Permanent difference	(25)%	0%	0%
Excess tax benefit for goodwill	(11)%	3%	0%
Valuation allowance	(8)%	(21)%	(41)%
Other (meals and entertainment)	4%	(1)%	0%

Tax provision	0%	(2)%	0%

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and production facilities, vehicles and data processing equipment in California under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2014 are as follows for the indicated fiscal years ended June 30:

2015	$2,010,000
2016	2,028,000
2017	1,931,000
2018	1,922,000
2019	1,900,000
Thereafter	3,217,000
Total minimum payments required	$13,008,000

*	Minimum payments have not been reduced by minimum sublease rentals for $2,021,000 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended June 30,
	2012	2013	2014
Rent Expense:	$2,331,000	$1,657,000	$1,666,000
Less: Sublease rentals	(299,000)	(299,000)	(299,000)
	$2,032,000	$1,358,000	$1,367,000

As of June 30, 2014, the Company leased five of its six facilities under operating leases. The operating leases expire on dates ranging from 2016 to 2021. The lease on the Company’s Media Center location contains an option to extend the primary term in five-year increments for up to 20 years at the then fair rental value. The Company subleases approximately 16,000 square feet of space at its Media Center facility to an outside party (under terms and conditions similar to the Company’s primary lease) at a rental rate of $25,000 monthly, which expires in 2021. Sublease income is included in other income in the consolidated statements of operations.

The Company’s vehicle and data processing equipment operating leases expire by 2016. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Severance Agreements

On September 30, 2003 Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2014, and are renewed automatically on an annual basis thereafter unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision. The Company assumed these severance agreements.

Contingencies

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

8.	STOCK OPTION PLAN, STOCK-BASED COMPENSATION

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended June 30, 2012, 2013 and 2014 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the periods reported in this Form 10-K is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Share-based compensation expense related to employee or director stock options recognized for the years ended June 30, 2012, 2013 and 2014 were $294,000, $222,000 and $272,000, respectively.

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

During the fiscal years ended June 30, 2012, 2013 and 2014, the Company granted awards of stock options as follows:

	2012	2013	2014
Stock option awards	277,000	863,100	610,600
Weighted average Exercise price	$0.96	$0.81	$0.50

As of June 30, 2014, there were options outstanding to acquire 2,657,348 shares at an average exercise price of $0.83 per share. The estimated fair value of all awards granted during the years ended June 30, 2012, 2013 and 2014 were $158,000, $500,000 and $240,000, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2012	2013	2014
Risk-free interest rate	1.11%	0.87%	1.53%
Expected term (years)	5.0	5.0	5.0
Volatility	64%	95%	108%
Expected annual dividends	-	-	-

The following table summarizes the status of the 2007 and 2010 Plans as of June 30, 2014:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,699,073	958,275	2,657,348
Options available for grant	268,762	3,038,150	3,306,912

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2011	2,233,475	$1.36	$0.65
Granted	277,000	$0.96	$0.57
Exercised	-	$-	$-
Cancelled	(17,350)	$1.51	$0.70

Balance at June 30, 2012	2,493,125	$1.32	$0.64
Granted	863,100	$0.81	$0.58
Exercised	-	$-	$-
Cancelled	(942,700)	$1.79	$0.85

Balance at June 30, 2013	2,413,525	$0.95	$0.53
Granted	610,600	$0.50	$0.40
Exercised	(23,740)	$0.85	$0.52
Cancelled	(343,037)	$0.95	$0.44

Balance at June 30, 2014	2,657,348	$0.83	$0.52

As of June 30, 2014, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million, and this amount is expected to be fully amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2012, 2013 and 2014 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

As of June 30, 2012
Employees – Outstanding	2,258,125	$1.32	2.28	$-
Employees – Expected to Vest	833,518	$1.32	2.28	$-
Employees – Exercisable	1,331,994	$1.54	1.34	$-
Non-Employees – Outstanding	235,000	$1.30	1.95	$-
Non-Employees – Vested	223,750	$1.44	1.88	$-
Non-Employees – Exercisable	223,750	$1.44	1.88	$-

As of June 30, 2013
Employees – Outstanding	2,248,525	$0.94	3.13	$475,236
Employees – Expected to Vest	2,023,673	$0.94	3.13	$427,712
Employees – Exercisable	845,275	$1.08	1.85	$101,882

Non-Employees – Outstanding	165,000	$1.10	2.37	$6,600
Non-Employees – Vested	157,500	$1.10	2.38	$6,600
Non-Employees – Exercisable	157,500	$1.10	2.38	$6,600

As of June 30, 2014
Employees – Outstanding	2,514,848	$0.82	2.93	$-
Employees – Expected to Vest	2,263,363	$0.82	2.93	$-
Employees – Exercisable	1,068,411	$0.97	1.86	$-

Non-Employees-Outstanding	142,500	$0.96	2.47	$-
Non-Employees-Vested	123,750	$0.99	2.28	$-
Non-Employees-Exercisable	123,750	$0.99	2.28	$-

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at June 30, 2014, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of June 30, 2014 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$1.29	298,600	0.62 years	$1.29	298,600	0.62 years
$1.27	15,000	1.20 years	$1.27	11,250	1.20 years
$1.15	22,500	1.39 years	$1.15	22,500	1.39 years
$1.07	22,500	2.42 years	$1.07	22,500	2.42 years
$1.05	22,500	0.39 years	$1.05	22,500	0.39 years
$0.95	237,375	2.71 years	$0.95	119,713	2.71 years
$0.86	520,735	1.61 years	$0.86	387,198	1.61 years
$0.81	823,638	3.61 years	$0.81	206,650	3.61 years
$0.80	22,500	3.36 years	$0.80	22,500	3.36 years
$0.75	75,000	1.87 years	$0.75	56,250	1.87 years
$0.74	22,500	4.36 years	$0.74	22,500	4.36 years
$0.64	15,000	4.37 years	$0.64	-	4.37 years
$0.50	559,500	4.61 years	$0.50	-	4.61 years

In addition, the Company issued 10,000 shares of restricted stock from the 2007 Plan during fiscal year ended June 30, 2010 with a weighted average fair value of $0.58 per share.

We use the detailed method provided in ASC 718 for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of ASC 718.

9.   STOCK RIGHTS PLAN

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

No triggering events occurred in the year ended June 30, 2014.

10. STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock purchase plan. The board authorized the open market purchase at such times and prices determined at the discretion of management. In fiscal 2009, the Company purchased 404,710 shares for $558,000. In fiscal 2012, 2013 and 2014, the Company did not purchase shares.

11. SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for 2012, 2013 and 2014. Allocations for internal resources were made for the fiscal years ended June 30, 2012, 2013, and 2014. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Year Ended June 30,
	2012	2013	2014
Point.360	$34,408	$30,456	$25,281
Movie>Q	552	481	452
Consolidated revenue	$34,960	$30,937	$25,733

Operating income (loss)(1)	Year Ended June 30,
	2012	2013	2014
Point.360	$1,574	$(635)	$(2,296)
Movie>Q	(752)	(829)	(654)
Operating income (loss)	$822	$(1,464)	$(2,950)

Total Assets	As of June 30,
	2012	2013	2014
Point.360	$24,536	$22,588	$16,204
Movie>Q	1,435	1,064	845
Consolidated assets	$25,971	$23,652	$17,049

(1) Includes R&D expenses related to the Movie>Q project

Point.360

Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended June 30, 2012	$351,000	$35,000	$—	$(56,000)	$330,000
Year ended June 30, 2013	$330,000	$31,000	$—	$(34,000)	$327,000
Year ended June 30, 2014	$327,000	$26,000	$—	$(125,000)	$228,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2014, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f), to determine whether any changes in internal control over financial reporting occurred during the year ended June 30, 2014 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Form Proxy Statement to be filed by October 28, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

(1, 2)	Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – June 30, 2013 and June 30, 2014

Consolidated Statements of Operations – Fiscal Years Ended December June 30, 2012, 2013 and 2014

Consolidated Statements of Invested and Shareholders’ Equity –Fiscal Years Ended June 30, 2012, 2013 and 2014

Consolidated Statements of Cash Flows –Fiscal Years Ended June 30, 2012, 2013 and 2014

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit No.	Exhibit Description*

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2007, among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

2.2	Contribution Agreement, dated as of April 16, 2007, among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of June 22, 2007, among the Registrant, Old Point.360, and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

2.4	First Amendment to Contribution Agreement, dated as of June 22, 2007, among the Registrant, Old Point.360, and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K/T filed by the Registrant on November 13, 2007)

3.2	Certificate of Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 22, 2007)

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 2.1 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-144547, filed by the Registrant on July 13, 2007)

4.2	Rights Agreement dated July 25, 2007 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.3	Certificate of Determination of Series A Junior Participating Preferred Stock of the Registrant dated July 31, 2007 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.4	Form of Right Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

10.1	Noncompetition Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.1 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

10.2	Post Production Services Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.2 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

10.3	Working Capital Reconciliation Agreement dated August 13, 2007 among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.3 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

10.4	Indemnification and Tax Matters Agreement dated August 13, 2007 between the Registrant and DG FastChannel, Inc. (incorporated by reference to Exhibit 10.4 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

10.5	Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Haig S. Bagerdjian (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.6	Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Alan R. Steel (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.7	2007 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.8	Standard Industrial / Commercial Multi-Tenant Lease-Net (West Los Angeles facility), dated March 17, 2004 (assumed by the Registrant), between Old Point.360 and Martin Shephard, as co-Trustee of the Shephard Family Trust of 1988 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.9	Lease Agreement (Media Center) dated March 29, 2006 (assumed by the Registrant), between Old Point.360 and LEAFS Properties, LP (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.10	Asset Purchase Agreement, dated as of March 7, 2007 (assumed by the Registrant), among Old Point.360, Eden FX, Mark Miller, and John Gross (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.11	Transfer and Assumption Agreement dated August 8, 2007 between the Registrant and Old Point.360 (incorporated by reference to Exhibit 10.18 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.12	Sale, Purchase and Escrow Agreement (1133 Hollywood Way, Burbank Facility) dated May 19, 2008 among Point.360, Hollywood Way Office Ventures, LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the company on July 7, 2008)

10.13	Amendment No. 1 to 2007 Equity Incentive Plan of Point.360 dated February 10, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on February 12, 2010)

10.14	Settlement Agreement dated September 21, 2010 between the Company and DG Fastchannel, Inc. (incorporated by reference to Exhibit 10.3 of the form 10-Q filed by the Company on November 12, 2010).

10.15	2010 Incentive Plan of Point.360 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 18, 2010).

10.16	Loan and Security Agreement dated January 14, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 14, 2011).

10.17	Promissory Note dated January 14, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 14, 2011).

10.18	Amended and Restated Promissory Note dated March 7, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.19	Amendment No. 1 to Schedule to Loan and Security Agreement dated March 7, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.20	Second Amended and Restated Promissory Note dated November 15, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.21	Amendment No. 2 to Schedule to Loan and Security Agreement dated November 15, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.22	Release and Settlement Agreement dated March 8, 2011 between the Company and Holthouse, Carlin & Van Trigt LLP (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed by the Company on May 13, 2011).

10.23	Third Amendment to Lease dated June 3, 2011 between the Company and LEAFS Properties, L.P. (incorporated by reference to Exhibit 10.1 of the File 8-K filed by the Company on June 9, 2011).

10.24	Loan and Security Agreement dated July 31, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on August 16, 2012).

10.25	Accounts Receivable Line of Credit dated August 13, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on August 16, 2012).

10.26	Master Equipment Financing Agreement dated August 14, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on August 16, 2012).

10.37	Term Note (Hollywood Way) dated September 13, 2012 of the Company to Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on September 26, 2012).

10.28	Term Note (Vine) dated September 13, 2012 of the Company to Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on September 26, 2012).

10.29	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated March 28, 2014 between the Company and Vine Off, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on June 30, 2014).

10.30	Accounts Receivable Line of Credit dated September 5, 2014 between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on September 8, 2014).

10.31	Modification Agreement dated September 5, 2014 between the Company and Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on September 8, 2014).

23.1	Consent of SingerLewak LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following audited financial information from our Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of June 30, 2013 and June 30, 2014; (2) Consolidated Statements of Operations for the three years ended June 30, 2014; (3) Consolidated Statements of Cash Flows for the three years ended June 30, 2014; and (4) Notes to Consolidated Financial Statements.

*	Prior to August 21, 2007, Point.360 was named New 360. On August 21, 2007, New 360 changed its name to Point.360. In this Exhibit Index, Point.360 (including New 360 for the period prior to August 21, 2007) is referred to as the “Registrant” or “Company.”

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

Dated: September 12, 2014

Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,
Haig S. Bagerdjian	President and Chief Executive Officer (Principal Executive Officer)	September 12, 2014

/s/ Alan R. Steel	Executive Vice President,
Alan R. Steel	Finance and Administration, Chief Financial Officer (Principal Accounting and Financial Officer)	September 12, 2014

/s/ Greggory J. Hutchins	Director
Greggory J. Hutchins		September 12, 2014

/s/ Sam P. Bell	Director
Sam P. Bell		September 12, 2014

/s/ G. Samuel Oki	Director
G. Samuel Oki		September 12, 2014

/s/ J.R. DeLang	Director
J.R. DeLang		September 12, 2014

