Form 10-Q
period 2014-09-30
Point.360
filed 2014-11-13
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to_______

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

☑ Yes              No

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

☐ Yes              ☑ No

As of September 30, 2014, there were 10,536,906 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2014 (audited)	Sept. 30 2014 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,346	$1,547
Accounts receivable, net of allowances for doubtful accounts of $228 and $233, respectively	3,431	3,204
Inventories, net	230	188
Prepaid expenses and other current assets	230	457
Total current assets	6,237	5,396

Property and equipment, net	10,173	9,915
Other assets, net	639	633
Total assets	$17,049	$15,944

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,159	$5,103
Current portion of capital lease obligations	326	280
Accounts payable	1,034	960
Accrued wages and benefits	1,019	1,241
Other accrued expenses	36	113
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209

Total current liabilities	7,961	8,084

Deferred gain on sale of real estate, less current portion	1,025	981
Deferred lease incentive, less current portion	1,201	1,148
Other long term liabilities	1	6

Total long-term liabilities	2,227	2,135

Total liabilities	10,188	10,219

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,536,906 shares issued and outstanding on June 30, 2014 and September 30, 2014	21,715	21,715
Additional paid-in capital	10,913	10,980
Accumulated deficit	(25,767)	(26,970)
Total shareholders’ equity	6,861	5,725

Total liabilities and shareholders’ equity	$17,049	$15,944

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2013	2014
Revenues	$6,772,000	$5,131,000
Cost of services sold	(4,738,000)	(3,772,000)

Gross profit	2,034,000	1,359,000
Selling, general and administrative expense	(3,046,000)	(2,596,000)

Operating loss	(1,012,000)	(1,237,000)
Interest expense	(74,000)	(46,000)
Other income	79,000	79,000

Loss before income taxes	(1,007,000)	(1,204,000)
Provision for income taxes	-	-
Net loss	$(1,007,000)	$(1,204,000)

Loss per share:
Basic:
Net loss	$(0.10)	$(0.11)
Weighted average number of shares	10,520,913	10,536,906
Diluted:
Net loss	$(0.10)	$(0.11)
Weighted average number of shares including the dilutive effect of stock options	10,520,913	10,536,906

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30, (in thousands)
	2013	2014

Cash flows from operating activities:
Net loss	$(1,007)	$(1,204)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	501	335
Amortization of deferred gain on real estate	(45)	(45)
Amortization of deferred lease credit	(52)	(52)
Provision for doubtful accounts	6	5
Stock compensation expense	63	68
Stock option exercises	17	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	875	222
Decrease in inventories	40	42
(Increase) in prepaid expenses and other current assets	(30)	(226)
Decrease in prepaid income taxes	2	-
(Increase) decrease in other assets	(2)	5
Increase (decrease) in accounts payable	64	(73)
Increase in accrued wages and benefits	124	221
Increase in other accrued expenses	76	82
Net cash provided by (used in) operating activities	632	(620)

Cash flows from investing activities:
Capital expenditures	(72)	(77)
Net cash (used in) investing activities	(72)	(77)

Cash flows from financing activities:
Repayment of notes payable	(86)	(55)
Payment of capital lease obligations	(36)	(47)
Net cash (used in) financing activities	(122)	(102)
Net increase (decrease) in cash and cash equivalents	438	(799)
Cash and cash equivalents at beginning of period	1,696	2,346
Cash and cash equivalents at end of period	$2,134	$1,547

Selected cash payments and non-cash activities were as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2014
Cash payments for income taxes (net of refunds)	$2	$-
Cash payments for interest	$73	$46
Acquisition of capital leases	$116	$-

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

Note 1 – THE COMPANY

Point.360 and subsidiaries (the “Company,” “we” or “our”) provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers. The Company also rents and sells DVDs directly to consumers through its Movie>Q retail stores.

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

As of September 30, 2014, the Company had opened three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

Based on the success of the stores, the Company may seek to expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2014.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2013	2014
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,521	10,537
Dilutive effect of outstanding stock options	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,521	10,537
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	249	27

The weighted average number of common shares outstanding were the same amount for both basic and diluted loss per share in the three month periods ended September 30, 2013 and 2014. The effect of potentially dilutive securities for those periods were excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 2,358,585 and 2,648,473 potentially dilutive shares at September 30, 2013 and 2014, respectively.

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

As of September 30, 2014 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

NOTE 2- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In August and September of 2012 (subsequently modified on December 18, 2013 and September 5, 2014), the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank, as follows:

Revolving Credit Facility. The revolving credit facility provides up to $2 million of credit with borrowings limited to the lesser of (a) 80% of eligible accounts receivable, as defined, less $600,000 or (b) $1,000,000. The agreement provides for interest at the lower of (i) Libor plus 3.5% or (ii) the bank’s alternative base rate plus 2.5% plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is September 30, 2015 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility previously provided up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provided for interest at the bank’s cost of funds plus 3% (3.89% as of September 30, 2014). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. The facility expired on August 14, 2014.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.15% as of September 30, 2014). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property.

General Terms. All amounts due under the revolving credit facility, equipment financing facility and term mortgage facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants measured quarterly as follows:

1.	Minimum TNW rising from $6.25 million at September 30, 2014 to $7 million after March 31, 2015 (the Company’s actual TNW was $5.7 million as of September 30, 2014).

2.	Minimum EBITDA (as defined) rising from $250,000 for the quarter ended September 30, 2014 to $750,000 in subsequent quarters, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was a negative $0.8 million for the quarter ended September 30, 2014).

3.	Minimum quarterly fixed charge ratio (as defined) rising from 0.70 for the quarter ended September 30, 2014 to 1.25 in subsequent quarters (the Company’s fixed charge ratio was a negative 3.35 for the quarter ended September 30, 2014).

4.	Minimum TTM fixed charge ratio (as defined) rising from 0.25 for the TTM ending September 30, 2014, to 0.75 for the TTM ending December 31, 2014, and 1.25 in subsequent TTM periods (the Company’s TTM fixed charge ratio was a negative 0.62 for the TTM ended September 30, 2014).

All obligations to the bank are cross collateralized. The agreements contain certain other terms and conditions common with such arrangements.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants, and availability under the revolving credit facility has been suspended. Although the bank has not elected to accelerate the Company’s obligations under the agreement, the balance owed for the mortgage debt and capital leases has been classified as a current liability in the consolidated balance sheet as of September 30, 2014.

Amounts Borrowed. As of September 30, 2014, the Company had no outstanding borrowings under the revolving credit facility, $0.3 million borrowed under the equipment financing facility, and $5.1 million of mortgage debt.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2014 and September 30, 2014.

The lease is treated as an operating lease for financial reporting purposes. After the initial lease term, the Company has four five-year options to extend the lease. Minimum annual rent payments for the initial five years of the lease were $1,111,000, increasing annually thereafter based on the Consumer Price Index change from year to year.

In June 2011, the Company entered into a lease amendment with respect to the Company’s Media Center facility. The amendment provided that the landlord would reimburse the Company up to $2 million for the leasehold improvements to be made by the Company to the premises. The leasehold improvements would be recorded as a fixed asset and amortized over the remaining term of the lease (until March 2021). Pursuant to the lease amendment, the Company’s monthly lease costs increased by approximately $27,000 on April 1, 2012. The Company incurred $2.1 million of costs for construction, of which $2.0 million was reimbursed by the landlord. A deferred lease incentive has been recorded for the total amount reimbursed by the landlord in accordance with ASC 840-20. The lease incentive is being amortized over the remaining lease term as an offset to rent.

Property and equipment consist of the following as of September 30, 2014:

Land	$2,405,000
Buildings	6,012,000
Machinery and equipment	38,070,000
Leasehold improvements	9,060,000
Computer equipment	7,987,000
Equipment under capital lease	1,111,000
Office equipment, CIP	627,000
Subtotal	65,272,000
Less accumulated depreciation and amortization	(55,357,000)
Property and equipment, net	$9,915,000

NOTE 4- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 5- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through September 30, 2014 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through September 30, 2014. Based on Company’s review of its tax positions as of September 30, 2014, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of September 30, 2014, the Company had no net deferred tax assets.  No tax benefit was recorded during the three month period ended September 30, 2014 because future realizability of such benefit was not considered to be more likely than not.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three month period ended September 30, 2014 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three month periods ended September 30, 2013 and 2014 was as follows:

Three months ended September 30, 2013	$63,000
Three months ended September 30, 2014	$68,000

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

During the three month period ended September 30, 2014 the Company granted awards of 5,000 stock options at an exercise price of $0.57 per share.

The following table summarizes the status of the 2007 and 2010 Plans as of September 30, 2014:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,698,298	950,175	2,648,473
Options available for grant	269,537	3,046,250	3,315,787

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2014	2,657,348	$0.83	$0.52
Granted	5,000	$0.57	$0.40
Exercised	-	-	-
Cancelled	(13,875)	$0.89	$0.53

Balance at September 30, 2014	2,648,473	$0.83	$0.52

As of September 30, 2014, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.5 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2014 were as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($)

Employees – Outstanding	2,505,973	$0.82	2.68	$—
Employees – Expected to Vest	2,255,376	$0.82	2.68	$—
Employees – Exercisable	1,064,873	$0.97	1.62	$—

Non-Employees-Outstanding	142,500	$0.96	2.22	$—
Non-Employees- Expected to Vest	142,500	$0.96	2.22	$—
Non-Employees-Exercisable	127,500	$1.00	1.99	$—

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2014, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of September 30, 2014 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
1.29	296,100	0.36 years	1.29	296,100	0.36 years
1.27	15,000	0.95 years	1.27	15,000	0.95 years
1.15	22,500	1.13 years	1.15	22,500	1.13 years
1.07	22,500	2.17 years	1.07	22,500	2.17 years
1.05	22,500	0.14 years	1.05	22,500	0.14 years
0.95	234,775	2.46 years	0.95	117,663	2.46 years
0.86	517,435	1.36 years	0.86	384,198	1.36 years
0.81	820,363	3.36 years	0.81	205,663	3.36 years
0.80	22,500	3.11 years	0.80	22,500	3.11 years
0.75	75,000	1.61 years	0.75	56,250	1.61 years
0.74	22,500	4.10 years	0.74	22,500	4.10 years
0.64	15,000	4.12 years	0.64	-	4.12 years
0.57	5,000	4.95 years	0.57	5,000	4.95 years
0.50	557,300	4.35 years	0.50	-	4.35 years

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

No triggering events occurred in the three months ended September 30, 2014.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2014 to September 30, 2014 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders Equity
Balance, June 30, 2014	$21,715	$10,912	$(25,766)	$6,861
Stock-based compensation expense	-	68	-	68
Net loss	-	-	(1,204)	(1,204)
Balance, September 30, 2014	$21,715	$10,980	$(26,970)	$5,725

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the three months ended September 30, 2014.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three month periods ended September 30, 2013 and 2014. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

The types of services provided by each segment are summarized below:

Point.360 – The Point.360 segment provides high definition and standard definition digital mastering, data conversion, video and film asset management and other services to owners, producers and distributors of entertainment and advertising content. Point.360 provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The segment’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended September 30,
	2013	2014
Point.360	$6,662	$5,039
Movie>Q	110	92
Consolidated revenue	$6,772	$5,131

Operating loss	Three Months Ended September 30,
	2013	2014
Point.360	$(844)	$(1,132)
Movie>Q	(168)	(105)
Operating loss	$(1,012)	$(1,237)

Total Assets	June 30,	September 30,
	2014	2014
Point.360	$16,204	$15,127
Movie>Q	845	817
Consolidated assets	$17,049	$15,944

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

The demand for entertainment content should continue to expand through web-based applications. We believe long and short form content will be sought by users of personal computers, hand-held devices and home entertainment technology. Additionally, changing formats from standard definition, to high definition, to Blu-Ray and perhaps to 3D and 4K will continue to give us the opportunity to provide new services with respect to library content.

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses in costs of goods sold constituted approximately 63% of our revenues in the three months ended September 30, 2014. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues were $5.1 million for the three months ended September 30, 2014, compared to $6.8 million for the three months ended September 30, 2013. Sales declined $0.8 million due to our decision to terminate our computer graphics business in October 2013 due to uncertain revenues and the need to retain costly talent. The remaining $0.9 million shortfall is principally due to three customers reducing their outsourced requirements by $0.9 million when compared to the prior year period. Year-to-year sales to the other two principal customers were comparable. Our three largest customers accounted for approximately 57% of sales in the fiscal 2014 period. There is a risk that negative sales fluctuations may occur for these customers the near future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended September 30, 2014, total costs of services declined $1.0 million, and were 74% of sales compared to 70% in the prior year. $0.6 million of the decrease was associated with wages and benefits which are expected to decrease further. In the current period, depreciation costs decreased $0.2 million.

Gross Profit. In the three months ended September 30, 2014, gross margin was 27% of sales, compared to 30% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $2.6 million (51% of sales) in the three months ended September 30, 2014 as compared to $3.0 million (45% of sales) in the same period last year.

Operating Loss. Operating loss was $1.2 million in the three months ended September 30, 2014 period compared to a $1.0 million loss in the same period last year.

Interest Expense. Net interest expense was $46,000 in the three months ended September 30, 2014 compared to $73,000 in the prior year.

Other Income. Other income in both periods includes sublease income.

Net Loss. Net loss in the three months ended September 30, 2014 was $1.2 million, compared to a $1.0 million loss in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the condensed consolidated financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

In August and September of 2012 (subsequently modified on December 18, 2013 and September 5, 2014), the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank, as follows:

Revolving Credit Facility. The revolving credit facility provides up to $2 million of credit with borrowings limited to the lesser of (a) 80% of eligible accounts receivable, as defined, less $600,000 or (b) $1,000,000. The agreement provides for interest at the lower of (i) Libor plus 3.5% or (ii) the bank’s alternative base rate plus 2.5% plus 0.25% per annum assessed on the unused portion of the credit commitment. The maturity date is September 30, 2015 and is renewable for an additional year on each anniversary date upon mutual agreement of the parties.

Equipment Financing Facility. The equipment financing facility previously provided up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provided for interest at the bank’s cost of funds plus 3% (3.89% as of September 30, 2014). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. The facility expired on August 14, 2014.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.15% as of September 30, 2014). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property.

General Terms. All amounts due under the revolving credit facility, equipment financing facility and term mortgage facilities are secured by all personal property and real estate of the Company. While amounts are outstanding under the credit arrangements, the Company will be subject to financial covenants measured quarterly as follows:

1.	Minimum TNW rising from $6.25 million at September 30, 2014 to $7 million after March 31, 2015 (the Company’s actual TNW was $5.7 million as of September 30, 2014).

2.	Minimum EBITDA (as defined) rising from $250,000 for the quarter ended September 30, 2014 to $750,000 in subsequent quarters, provided that EBITDA may be a minimum of $500,000 in any one quarter within four consecutive quarters (the Company’s EBITDA was a negative $0.8 million for the quarter ended September 30, 2014).

3.	Minimum quarterly fixed charge ratio (as defined) rising from 0.70 for the quarter ended September 30, 2014 to 1.25 in subsequent quarters (the Company’s fixed charge ratio was a negative 3.35 for the quarter ended September 30, 2014).

4.	Minimum TTM fixed charge ratio (as defined) rising from 0.25 for the TTM ending September 30, 2014, to 0.75 for the TTM ending December 31, 2014, and 1.25 in subsequent TTM periods (the Company’s TTM fixed charge ratio was a negative 0.62 for the TTM ended September 30, 2014).

All obligations to the bank are cross collateralized. The agreements contain certain other terms and conditions common with such arrangements.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants, and availability under the revolving credit facility has been suspended. Although the bank has not elected to accelerate the Company’s obligations under the agreement, the balance owed for the mortgage debt and capital leases has been classified as a current liability in the consolidated balance sheet as of September 30, 2014.

Amounts Borrowed. As of September 30, 2014, the Company had no outstanding borrowings under the revolving credit facility, $0.3 million borrowed under the equipment financing facility, and $5.1 million of mortgage debt.

Monthly and annual principal and interest payments due under the capital leases and mortgages are approximately $67,000 and $0.8 million, respectively, assuming no change in interest rates.

The following table summarizes the September 30, 2014 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$-
Current portion of notes payable, capital leases and mortgages	5,383,000
Long-term portion of notes payable, capital leases and mortgages	-
Total	$5,383,000

The Company’s cash balance decreased from $2,346,000 on July 1, 2014 to $1,547,000 on September 30, 2014, due to the following:

Balance July 1, 2014	$2,346,000
Decrease in accounts receivable	(222,000)
Increase in prepaid expenses & other assets..	(226,000)
Decrease in notes payable & other liabilities	(175,000)
Capital expenditures for property and equipment	(77,000)
Changes in other assets and liabilities	(543,000)
Balance September 30, 2014	$1,547,000

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

In fiscal 2013 and 2014, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have increased from approximately 51 days to 61 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

In June 2011, the Company entered into a lease amendment with respect to the Company’s Media Center facility. The amendment provided that the landlord would reimburse the Company for up to $2 million of improvements to be made to the premises. The amendment also provided that the Company’s monthly rent cost would increase approximately $27,000 on April 1, 2012.

The Company incurred $2.1 million of costs for the Media Center construction, of which $2.0 million was reimbursed by the landlord. The Company completed the project and vacated one of its Burbank facilities on the February 28, 2012 expiration of the related lease and move to the Media Center space. Total annual savings, which began in April 2012, are approximately $1.2 million.

The following table summarizes contractual obligations as of September 30, 2014 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$5,103,000	$5,103,000	$-	$-	$-
Term Debt Interest Obligations (1)	166,000	166,000	-	-	-
Capital Lease Obligations	280,000	280,000	-	-	-
Capital Lease Interest Obligations	7,000	7,000	-	-	-
Operating Lease Obligations	12,124,000	2,030,000	3,938,000	3,744,000	2,412,000
Line of Credit Obligations	-	-	-	-	-
Total	$17,680,000	$7,586,000	$3,938,000	$3,744,000	$2,412,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company had generated sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were $632,000 and ($620,000) for the 3-month period ended September 30, 2013 and September 30, 2014, respectively. The Company expects to generate sufficient cash flows from operations during the fiscal year ending June 30, 2015 to meet its working cash flow needs for 2015. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future, unless its bank elects to declare all obligations due and payable as a result of a future covenant default condition.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $9.9 million as of September 30, 2014.

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

At September 30, 2014, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $5.1 million on September 30, 2014 under note payable and mortgage agreements. Our line of credit, equipment financing and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during the three months ended September 30, 2014 was 3.3%. For variable rate debt outstanding at September 30, 2014, a .25% increase in interest rates will increase annual interest expense by approximately $13,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 2.5-3.0% (2.65% to 3.15% as of September 30, 2014). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses.
●	Changes in credit agreements and breaches of related covenants and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.
●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.
●	Our ability to operate effectively as a stand-alone, publicly traded company.

● The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

●	Possibility of the Company’s stock being delisted from the Nasdaq Capital Market.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2014, Form 10-K filed with the Securities and Exchange Commission, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally. Except to the extent of any obligation to disclose material information under the federal securities laws or the rules of the NASDAQ Capital Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014; (2) Consolidated Condensed Statements of Operations for the three months ended September 30, 2013 and 2014; (3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2013 and 2014; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE: November 13, 2014	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

