Form 10-Q
period 2014-12-31
Point.360
filed 2015-02-12
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2014

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from_______ to_______

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

☐   Yes           ☑   No

As of December 31, 2014, there were 10,536,906 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2014	December 31, 2014
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,346	$765
Accounts receivable, net of allowances for doubtful accounts of $228 and $238, respectively	3,431	2,836
Inventories, net	230	149
Prepaid expenses and other current assets	230	600
Total current assets	6,237	4,350

Property and equipment, net	10,173	9,810
Other assets, net	639	628
Total assets	$17,049	$14,788

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,159	$5,048
Current portion of capital lease obligations	326	286
Accounts payable	1,034	1,148
Accrued wages and benefits	1,019	1,004
Other accrued expenses	36	45
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209

Total current liabilities	7,961	7,918

Capital lease obligations, less current portion	-	116
Deferred gain on sale of real estate, less current portion	1,025	937
Deferred lease incentive, less current portion	1,201	1,096
Other long term liabilities	1	10

Total long-term liabilities	2,227	2,159

Total liabilities	10,188	10,077

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,536,906 shares issued and outstanding on June 30, 2014 and December 31, 2014	21,715	21,715
Additional paid-in capital	10,912	11,051
Accumulated deficit	(25,766)	(28,055)
Total shareholders’ equity	6,861	4,711

Total liabilities and shareholders’ equity	$17,049	$14,788

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014

Revenues	$6,286,000	$5,354,000	$13,058,000	$10,485,000
Cost of services sold	(4,095,000)	(3,805,000)	(8,834,000)	(7,577,000)

Gross profit	2,191,000	1,549,000	4,224,000	2,908,000
Selling, general and administrative expense	(2,819,000)	(2,670,000)	(5,864,000)	(5,267,000)

Operating loss	(628,000)	(1,121,000)	(1,640,000)	(2,359,000)
Interest expense	(71,000)	(45,000)	(145,000)	(90,000)
Other income	76,000	81,000	155,000	160,000

Loss before income taxes	(623,000)	(1,085,000)	(1,630,000)	(2,289,000)
Provision for income taxes	-	-	-	-
Net loss	$(623,000)	$(1,085,000)	$(1,630,000)	$(2,289,000)

Loss per share:
Basic:
Net loss	$(0.06)	$(0.10)	$(0.15)	$(0.22)
Weighted average number of shares	10,536,906	10,536,906	10,528,909	10,536,906
Diluted:
Net loss	$(0.06)	$(0.10)	$(0.15)	$(0.22)
Weighted average number of shares including the dilutive effect of stock options	10,536,906	10,536,906	10,528,909	10,536,906

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	(in thousands)
	2013	2014

Cash flows from operating activities:
Net loss	$(1,630)	$(2,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	993	656
Amortization of deferred gain on real estate	(89)	(88)
Amortization of deferred lease credit	(105)	(105)
Provision for (recovery of) doubtful accounts	(112)	10
Stock compensation expense	140	139
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,234	585
Decrease in inventories	89	81
(Increase) in prepaid expenses and other current assets	(198)	(370)
(Increase) decrease in other assets	(102)	11
Increase in accounts payable	65	114
(Decrease) in accrued wages and benefits	(287)	(15)
Increase in other accrued expenses	1	9
Increase (decrease) in other liabilities	(4)	9

Net cash used in operating activities	(5)	(1,253)

Cash flows from investing activities:
Capital expenditures	(202)	(123)
Net cash used in investing activities	(202)	(123)

Cash flows from financing activities:
Stock option exercises	20	-
Repayment of notes payable	(172)	(111)
Payment of capital lease obligations	(81)	(94)
Net cash used in financing activities	(233)	(205)
Net (decrease) in cash and cash equivalents	(440)	(1,581)
Cash and cash equivalents at beginning of period	1,696	2,346
Cash and cash equivalents at end of period	$1,256	$765

Selected cash payments and non-cash activities were as follows (in thousands):

	Six Months Ended
	December 31,
	2013	2014
Cash payments for income taxes (net of refunds)	$5	$-
Cash payments for interest	$146	$91
Assets acquired under capital lease	$116	$170

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2014

Note 1 – THE COMPANY

Point.360 and subsidiaries (the “Company,” “we” or “our”) provides high definition and standard definition digital mastering, data conversion, video and film asset management and sophisticated computer graphics services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming, feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers. The Company also rents and sells DVDs directly to consumers through its Movie>Q retail stores.

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

As of December 31, 2014, the Company had opened three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

The Company may seek to expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2014.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2013	2014	2013	2014

Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,537	10,537	10,529	10,537
Dilutive effect of outstanding stock options	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,537	10,537	10,529	10,537
Anti-dilutive options excluded in the computation of diluted EPS due to net loss	1	7	120	2

The weighted average number of common shares outstanding were the same amount for both basic and diluted loss per share in the three month period ended December 31, 2013 and 2014 and the six-month periods ended December 31, 2013 and 2014. The effect of potentially dilutive securities for those periods were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 951,335 and 1,204,360 potentially dilutive shares at December 31, 2013 and 2014, respectively.

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

As of December 31, 2014 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

NOTE 2- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In August and September of 2012 (subsequently modified on December 18, 2013, September 5, 2014, and January 27, 2015), the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank, as follows:

Revolving Credit Facility. The revolving credit facility previously provided up to $2 million of credit. The revolving credit agreement was canceled by the bank in December 2014 due to the Company’s failure to meet minimum financial covenant requirements described below.

Equipment Financing Facility. The equipment financing facility previously provided up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provided for interest at the bank’s cost of funds plus 3% (3.89% as of December 31, 2014). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. The facility expired on August 14, 2014.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.16% as of December 31, 2014). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property.

General Terms. All amounts due under the revolving credit facility, equipment financing facility and term mortgage facilities are secured by all personal property and real estate of the Company. During the 12 months ended December 31, 2014, while amounts were outstanding under the credit arrangements, the Company was subject to minimum TNW, EBITDA, and fixed charge ratio financial covenants. See below for changes effective December 31, 2014.

All obligations to the bank are cross collateralized. The agreements contain certain other terms and conditions common with such arrangements.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants. Availability under the revolving credit facility was canceled in December 2014. On January 27, 2015, the bank waived the Company’s breach of financial covenants as of September 30, 2014. Concurrently, the bank eliminated the previously mentioned financial covenant requirements effective with the quarter ended December 31, 2014 and imposed a new covenant requiring that, effective June 30, 2015, the Company shall maintain a ratio of EBITDA (as defined) to the sum of interest expense and the current portion of long term debt of not less than 1.0 to 1, to be measured semi-annually. Interest expense will be measured June 30, 2015 on a calendar year to date basis. Commencing on December 31, 2015 and thereafter, EBITDA and interest expense will be measured at the end of each calendar half-year on the basis of the preceding twelve months.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new covenant requirements, the balance owed for the mortgage debt and capital leases has been classified as a current liability in the consolidated balance sheet as of December 31, 2014.

Amounts Borrowed. As of December 31, 2014, the Company had no outstanding borrowings under the canceled revolving credit facility, $0.2 million borrowed under the equipment financing facility, and $5.0 million of mortgage debt.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2014.

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

Property and equipment consist of the following as of December 31, 2014:

Land	$2,406,000
Buildings	6,012,000
Machinery and equipment	38,252,000
Leasehold improvements	9,060,000
Computer equipment	7,975,000
Equipment under capital lease	1,111,000
Office equipment, CIP	635,000
Subtotal	65,451,000
Less accumulated depreciation and amortization	(55,641,000)
Property and equipment, net	$9,810,000

NOTE 4- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 5- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through December 31, 2014 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through December 31, 2014. Based on Company’s review of its tax positions as of December 31, 2014, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of December 31, 2014, the Company had no net deferred tax assets.  No tax benefit was recorded during the three month period ended December 31, 2014 because future realizability of such benefit was not considered to be more likely than not.

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

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company estimates the fair value of the award that is ultimately expected to vest to be recognized as expense over the requisite service periods in the Condensed Consolidated Statements of Operations.

The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2014 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and six month periods ended December 31, 2013 and 2014 was as follows:

Three months ended December 31, 2013	$60,000
Three months ended December 31, 2014	$71,000
Six months ended December 31, 2013	$140,000
Six months ended December 31, 2014	$139,000

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

During each of the three and six month periods ended December 31, 2013 and 2014, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options	Average Exercise	Options	Average Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended December 31, 2013	37,500	$0.70	-	-
Three months ended December 31, 2014	30,000	$0.23	-	-
Six months ended December 31, 2013	37,500	$0.70	-	-
Six months ended December 31, 2014	35,000	$0.28	-	-

The following table summarizes the status of the 2007 and 2010 Plans as of December 31, 2014:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,698,385	941,975	2,640,360
Options available for grant	269,450	3,054,450	3,323,900

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2014	2,657,348	$0.83	$0.52
Granted	5,000	$0.57	$0.40
Exercised	-	-	-
Cancelled	(13,875)	$0.89	$0.53

Balance at September 30, 2014	2,648,473	$0.83	$0.52
Granted	30,000	$0.23	$0.19
Cancelled	(38,113)	$0.93	$0.48

Balance at December 31, 2014	2,640,360	$0.82	$0.51

As of December 31, 2014, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.4 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2014 were as follows:

	Number of	Weighted Average	Weighted Average Remaining Contractual Life	Intrinsic
	Shares	Exercise Price ($)	(Years)	Value ($)

Employees – Outstanding	2,490,360	$0.82	2.42	-
Employees – Expected to Vest	2,241,324	$0.82	2.42	-
Employees – Exercisable	1,061,860	$0.97	1.37	-

Non-Employees-Outstanding	150,000	$0.80	2.85	5,100
Non-Employees- Expected to Vest	150,000	$0.80	2.85	5,100
Non-Employees-Exercisable	142,500	$0.81	2.80	5,100

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2014, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of December 31, 2014 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
1.29	295,300	0.11 years	1.29	295,300	0.11 years
1.27	15,000	0.70 years	1.27	15,000	0.70 years
1.15	22,500	0.88 years	1.15	22,500	0.88 years
1.07	22,500	1.92 years	1.07	22,500	1.92 years
0.95	232,725	2.21 years	0.95	117,112	2.21 years
0.86	515,035	1.11 years	0.86	383,298	1.11 years
0.81	815,250	3.10 years	0.81	204,900	3.10 years
0.80	22,500	2.85 years	0.80	22,500	2.85 years
0.75	75,000	1.36 years	0.75	56,250	1.36 years
0.74	22,500	3.85 years	0.74	22,500	3.85 years
0.64	15,000	3.87 years	0.64	7,500	3.87 years
0.57	5,000	4.69 years	0.57	5,000	4.69 years
0.50	552,050	4.10 years	0.50	-	4.10 years
0.23	30,000	4.85 years	0.23	30,000	4.85 years

In addition to the above 2007 Plan, the Company issued 10,000 shares of restricted stock during fiscal year ended June 30, 2010 with a weighted average fair value of $0.58 per share.

The Company uses the detailed method provided in ASC 718 for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718.

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

No triggering events occurred during the six months ended December 31, 2014.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2014 to December 31, 2014 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity

Balance, June 30, 2014	$21,715	$10,912	$(25,766)	$6,861
Stock-based compensation expense	-	68	-	68
Net loss	-	-	(1,204)	(1,204)
Balance, September 30, 2014	$21,715	$10,980	$(26,970)	$5,725
Stock-based compensation expense	-	71	-	71
Net loss	-	-	(1,085)	(1,085)
Balance, December 31, 2014	$21,715	$11,051	$(28,055)	$4,711

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the three months ended December 31, 2014.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. The Company’s two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way the Company internally managed and monitored performance for the three and six month periods ended December 31, 2013 and 2014. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Point.360	$6,160	$5,254	$12,822	$10,292
Movie>Q	126	100	236	193
Consolidated revenue	$6,286	$5,354	$13,058	$10,485

Operating loss	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Point.360	$(487)	$(1,043)	$(1,355)	$(2,176)
Movie>Q	(141)	(78)	(285)	(183)
Operating loss	$(628)	$(1,121)	$(1,640)	$(2,359)

Total Assets	June 30,	December 31,
	2014	2014
Point.360	$16,204	$13,981
Movie>Q	845	807
Consolidated assets	$17,049	$14,788

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses in costs of goods sold constituted approximately 60% of our revenues in the six months ended December 31, 2014. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Revenues. Revenues were $5.4 million for the three months ended December 31, 2014, compared to $6.3 million for the three months ended December 31, 2013. The $1.1 million shortfall is principally due to three customers reducing their outsourced requirements by $0.7 million when compared to the prior year period. Year-to-year sales to other customers were comparable. Our three largest customers accounted for approximately 63% of sales in the fiscal 2015 period. There is a risk that negative sales fluctuations may occur for these customers the near future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended December 31, 2014, total costs of services declined $3.8 million, and were 71% of sales compared to 65% in the prior year. $0.2 million of the decrease was associated with wages and benefits which are expected to decrease further. In the current period, depreciation costs decreased $0.2 million.

Gross Profit. In the three months ended December 31, 2014, gross margin was 29% of sales, compared to 35% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $2.7 million (50% of sales) in the three months ended December 31, 2014 as compared to $2.8 million (38% of sales) in the same period last year.

Operating Loss. Operating loss was $1.1 million in the three months ended December 31, 2014 period compared to a $0.6 million loss in the same period last year.

Interest Expense. Net interest expense was $45,000 in the three months ended December 31, 2014 compared to $71,000 in the prior year.

Other Income. Other income in both periods includes sublease income.

Net Loss. Net loss in the three months ended December 31, 2014 was $1.1 million, compared to a $0.6 million loss in the prior year period.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Revenues. Revenues were $10.5 million for the six months ended December 31, 2014, compared to $13.1 million for the six months ended December 31, 2013. Sales declined $0.9 million due to our decision to terminate our computer graphics business in October 2013 due to uncertain revenues and the need to retain costly talent. The remaining $1.7 million shortfall is principally due to three customers reducing their outsourced requirements when compared to the prior year period. Year-to-year sales to other customers were comparable. Our three largest customers accounted for approximately 60% of sales in the fiscal 2015 period. There is a risk that negative sales fluctuations may occur for these customers the near future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the six months ended December 31, 2014, total costs of services declined $1.3 million, and were 72% of sales compared to 68% in the prior year. $0.8 million of the decrease was associated with wages and benefits which are expected to decrease further. In the current period, depreciation costs decreased $0.3 million.

Gross Profit. In the six months ended December 31, 2014, gross margin was 28% of sales, compared to 32% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $5.3 million (50% of sales) in the six months ended December 31, 2014 as compared to $5.9 million (45% of sales) in the same period last year.

Operating Loss. Operating loss was $2.4 million in the six months ended December 31, 2014 period compared to a $1.6 million loss in the same period last year.

Interest Expense. Net interest expense was $0.1 million in the six months ended December 31, 2014 compared to $0.1 million in the prior year.

Other Income. Other income in both periods includes sublease income.

Net Loss. Net loss in the six months ended December 31, 2014 was $2.3 million, compared to a $1.6 million loss in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

This discussion should be read in conjunction with the notes to the condensed consolidated financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

In August and September of 2012 (subsequently modified on December 18, 2013, September 5, 2014, and January 27, 2015), the Company entered into revolving credit, equipment financing and two mortgage agreements with a bank, as follows:

Revolving Credit Facility. The revolving credit facility previously provided up to $2 million of credit. The revolving credit agreement was canceled by the bank in December 2014 due to the Company’s failure to meet minimum financial covenant requirements described below.

Equipment Financing Facility. The equipment financing facility previously provided up to $1.25 million of financing for the cost of new and already-owned or leased equipment. The agreement provided for interest at the bank’s cost of funds plus 3% (3.89% as of December 31, 2014). The maturity date for each “schedule” of equipment is up to four years from the borrowing date. The facility expired on August 14, 2014.

Hollywood Way and Vine Street Mortgages. In September 2012, the Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.16% as of December 31, 2014). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property.

General Terms. All amounts due under the revolving credit facility, equipment financing facility and term mortgage facilities are secured by all personal property and real estate of the Company. As of December 31, 2014, while amounts were outstanding under the credit arrangements, the Company was subject to minimum TNW, EBITDA, and fixed charge ratio financial covenants

All obligations to the bank are cross collateralized. The agreements contain certain other terms and conditions common with such arrangements.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants. Availability under the revolving credit facility was canceled in December 2014. On January 27, 2015, the bank waived the Company’s breach of financial covenants as of September 30, 2014. Concurrently, the bank eliminated the previously mentioned financial covenant requirements effective with the quarter ended December 31, 2014 and imposed a new covenant requiring that, effective June 30, 2015, the Company shall maintain a ratio of EBITDA (as defined) to the sum of interest expense and the current portion of long term debt of not less than 1.0 to 1, to be measured semi-annually. Interest expense will be measured June 30, 2015 on a calendar year to date basis. Commencing on December 31, 2015 and thereafter, EBITDA and interest expense will be measured at the end of each calendar half-year on the basis of the preceding twelve months.

Amounts Borrowed. As of December 31, 2014, the Company had no outstanding borrowings under the revolving credit facility, $0.2 million borrowed under the equipment financing facility, and $5.0 million of mortgage debt.

Monthly and annual principal and interest payments due under the capital leases and mortgages are approximately $0.1 million and $0.8 million, respectively, assuming no change in interest rates.

The following table summarizes the December 31, 2014 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$-
Current portion of notes payable, capital leases and mortgages	5,334,000
Long-term portion of notes payable, capital leases and mortgages	116,000
Total	$5,450,000

The Company’s cash balance decreased from $2,346,000 on July 1, 2014 to $765,000 on December 31, 2014, due to the following:

Balance July 1, 2014	$2,346,000
Decrease in accounts receivable	585,000
Increase in prepaid expenses & other assets	(370,000)
Decrease in notes payable & other liabilities	(205,000)
Capital expenditures for property and equipment	(123,000)
Changes in other assets and liabilities	821,000
Net loss	(2,289,000)
Balance December 31, 2014	$765,000

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

In fiscal 2014 and 2015, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 61 days to 52 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of December 31, 2014 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$5,048,000	$5,048,000	$-	$-	$-
Term Debt Interest Obligations (1)	163,000	163,000	-	-	-
Capital Lease Obligations	402,000	230,000	172,000	-	-
Capital Lease Interest Obligations	22,000	14,000	8,000	-	-
Operating Lease Obligations	11,617,000	2,042,000	3,899,000	3,665,000	2,011,000
Line of Credit Obligations	-	-	-	-	-
Total	$17,252,000	$7,497,000	$4,079,000	$3,665,000	$2,011,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company had sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were ($5,000) and ($1,253,000) for the 6-month periods ended December 31, 2013 and December 31, 2014, respectively. The Company expects to generate sufficient cash flows during the fiscal year ending June 30, 2015 to meet its needs. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future, unless its bank elects to declare all obligations due and payable as a result of a future covenant default condition.

We occasionally to consider the acquisition of businesses which complement our current operations and possible real estate transactions. Consummation of any acquisition, real estate or other expansion transaction by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing line of credit and term loans. In the current economic climate, additional financing may not be available. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $9.8 million as of December 31, 2014.

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

At December 31, 2014, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $5.5 million on December 31, 2014 under capital leases and mortgage agreements. Our line of credit, equipment financing and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during the six months ended December 31, 2014 was 3.3%. For variable rate debt outstanding at December 31, 2014, a .25% increase in interest rates will increase annual interest expense by approximately $14,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 2.5-3.0% (2.66% to 3.16% as of December 31, 2014). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses.
●	Changes in credit agreements and breaches of related covenants and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.
●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.
●	Our ability to operate effectively as a stand-alone, publicly traded company.
●	The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

●	Possibility of the Company’s stock being delisted from the OTCQX Market.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014; (2) Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2013 and 2014; (3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2013 and 2014; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE: February 12, 2015	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

