Form 10-Q
period 2015-03-31
Point.360
filed 2015-05-14
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________to_______

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

☐ Yes      ☑ No

As of March 31, 2015, there were 10,536,906 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2014	March 31, 2015
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,346	$809
Accounts receivable, net of allowances for doubtful accounts of $228 and $243, respectively	3,431	2,714
Inventories, net	230	163
Prepaid expenses and other current assets	230	444
Total current assets	6,237	4,130

Property and equipment, net	10,173	9,449
Other assets, net	639	621
Total assets	$17,049	$14,200

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,159	$4,993
Current portion of capital lease obligations	326	55
Line of credit	-	941
Accounts payable	1,034	781
Accrued wages and benefits	1,019	713
Other accrued expenses	36	32
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209

Total current liabilities	7,961	7,902

Capital lease obligations, less current portion	-	102
Deferred gain on sale of real estate, less current portion	1,025	892
Deferred lease incentive, less current portion	1,201	1,044
Other long term liabilities	1	-

Total long-term liabilities	2,227	2,038

Total liabilities	10,188	9,940

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,536,906 shares issued and outstanding on June 30, 2014 and March 31, 2015	21,715	21,715
Additional paid-in capital	10,912	11,115
Accumulated deficit	(25,766)	(28,570)
Total shareholders’ equity	6,861	4,260

Total liabilities and shareholders’ equity	$17,049	$14,200

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015

Revenues	$6,134,000	$5,325,000	$19,193,000	$15,810,000
Cost of services sold	(4,296,000)	(3,409,000)	(13,130,000)	(10,987,000)

Gross profit	1,838,000	1,916,000	6,063,000	4,823,000
Selling, general and administrative expense	(2,767,000)	(2,456,000)	(8,632,000)	(7,722,000)

Operating loss	(929,000)	(540,000)	(2,569,000)	(2,899,000)
Interest expense	(70,000)	(60,000)	(215,000)	(150,000)
Other income	337,000	85,000	492,000	245,000

Loss before income taxes	(662,000)	(515,000)	(2,292,000)	(2,804,000)
Provision for income taxes	-	-	-	-
Net loss	$(662,000)	$(515,000)	$(2,292,000)	$(2,804,000)

Loss per share:
Basic:
Net loss	$(0.06)	$(0.05)	$(0.22)	$(0.27)
Weighted average number of shares	10,536,906	10,536,906	10,531,536	10,536,906
Diluted:
Net loss	$(0.06)	$(0.05)	$(0.22)	$(0.27)
Weighted average number of shares including the dilutive effect of stock options	10,536,906	10,536,906	10,531,536	10,536,906

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	(in thousands)
	2014	2015

Cash flows from operating activities:
Net loss	$(2,292)	$(2,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,430	1,062
Amortization of deferred gain on real estate	(134)	(133)
Amortization of deferred lease credit	(156)	(157)
Provision for (recovery of) doubtful accounts	(106)	15
Stock compensation expense	206	204
Changes in operating assets and liabilities:
Decrease in accounts receivable	840	702
Decrease in inventories	89	67
(Increase) in prepaid expenses and other current assets	(172)	(213)
Decrease in other assets	24	18
(Decrease) in accounts payable	(267)	(253)
Increase (decrease) in accrued wages and benefits	19	(306)
(Decrease) in other accrued expenses and other liabilities	(19)	(6)
Net cash (used in) operating activities	(538)	(1,804)

Cash flows from investing activities:
Capital expenditures	(271)	(354)
Net cash (used in) investing activities	(271)	(354)

Cash flows from financing activities:
Stock option exercises	20	-
Proceeds from line of credit, net	-	941
Repayment of notes payable	(258)	(166)
Repayment of capital lease obligations	(127)	(154)
Net cash (used in) provided by financing activities	(365)	621
Net increase (decrease) in cash and cash equivalents	(1,174)	(1,537)
Cash and cash equivalents at beginning of period	1,696	2,346
Cash and cash equivalents at end of period	$522	$809

Selected cash payments and non-cash activities were as follows (in thousands):

	Nine Months Ended
	March 31,
	2014	2015
Cash payments for income taxes (net of refunds)	$5	$-
Cash payments for interest	$218	$135
Assets acquired under capital lease	$116	$170

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

Note 1 – THE COMPANY

Point.360 and subsidiaries (the “Company,” “we” or “our”) provides high definition and standard definition digital mastering, data conversion, video and film asset management and computer graphics services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming, feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers. The Company also rents and sells DVDs directly to consumers through its Movie>Q retail stores.

The Company operates in two business segments from two post production and three Movie>Q locations. Each post production location is electronically tied to the other and serves the same customer base. Depending on the location, the production equipment consists of tape duplication, editing, encoding, standards conversion, and other machinery. Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements. While the locations are not exactly the same, an order received at one location may be fulfilled at the other “sister” facility to use resources in the most efficient manner.

Typically, a feature film or television show or related material will be submitted to a facility by a motion picture studio, independent producer, advertising agency, or corporation for processing and distribution. A common sales force markets the Company’s capability for the post production facilities. Once an order is received, the local customer service representative determines the most cost-effective way to perform the services considering geographical logistics and facility capabilities.

In fiscal 2010, the Company purchased assets and intellectual property for a research and development project to address the viability of the DVD rental business being abandoned by the closure of Movie Gallery/Hollywood Video and Blockbuster stores. The DVD rental market consists principally of online services (Netflix), vending machines (Redbox) and other video stores.

As of March 31, 2015, the Company had opened three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

The Company may seek to expand the number of Movie>Q stores while further streamlining the design and production of the AIM system. Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2014.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2014	2015	2014	2015
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,537	10,537	10,532	10,537
Dilutive effect of outstanding stock options	-	-	-	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,537	10,537	10,532	10,537
Anti-dilutive options excluded in the computation of diluted EPS due to net loss	87	10	53	3

The weighted average number of common shares outstanding were the same amount for both basic and diluted loss per share in the three month period ended March 31, 2014 and 2015 and the nine-month periods ended March 31, 2014 and 2015. The effect of potentially dilutive securities for those periods were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 1,177,485 and 1,431,566 potentially dilutive shares at March 31, 2014 and 2015, respectively.

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

As of March 31, 2015 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

NOTE 2 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

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

Equipment Financing Facility. The equipment financing facility previously provided up to $1.25 million of financing for the cost of new and already-owned or leased equipment. All amounts due under the facility (approximately $0.2 million) were paid off in February 2015.

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.18% as of March 31, 2015). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of March 31, 2015, the Company owed approximately $5.0 million under the mortgage.

Amounts due under the mortgage are secured by the related real estate. During the 12 months ended March 31, 2015, while amounts were outstanding under the credit arrangements described above with respect to the mortgage, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes effective in the quarter ended March 31, 2015.

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

In February 2015, the company entered into a two-year credit agreement which provides $2 million of borrowings based on 80% of acceptable accounts receivable as defined. The loan and security agreement provides for interest at prime rate plus 1.5% (4.75% currently. In addition, the Company will pay a monthly “collateral management” fee of 0.6% off the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 0.25% of the amount of the credit facility. Amounts outstanding under the agreement will be secured by all of the Company’s personal property. As of March 31, 2015, the Company owed $0.9 million under the credit agreement.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new mortgage covenant requirements, the balance owed for the mortgage debt has been classified as a current liability in the consolidated balance sheet as of March 31, 2015.

NOTE 3- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2014 and March 31, 2015.

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

Property and equipment consist of the following as of March 31, 2015:

Land	$2,406,000
Buildings	6,012,000
Machinery and equipment	38,264,000
Leasehold improvements	8,760,000
Computer equipment	8,005,000
Equipment under capital lease	1,102,000
Office equipment, CIP	610,000
Subtotal	65,159,000
Less accumulated depreciation and amortization	(55,710,000)
Property and equipment, net	$9,449,000

NOTE 4- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 5- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through March 31, 2015 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through March 31, 2015. Based on Company’s review of its tax positions as of March 31, 2015, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of March 31, 2015, the Company had no net deferred tax assets.  No tax benefit was recorded during the three month period ended March 31, 2015 because future realizability of such benefit was not considered to be more likely than not.

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

The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2015 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and nine month periods ended March 31, 2014 and 2015 was as follows:

Three months ended March 31, 2014	$66,000
Three months ended March 31, 2015	$64,000
Nine months ended March 31, 2014	$206,000
Nine months ended March 31, 2015	$203,000

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

During each of the three and nine month periods ended March 31, 2014 and 2015, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options	Average Exercise	Options	Average Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended March 31, 2014	120,000	$0.50	453,100	$0.50
Three months ended March 31, 2015	250,000	$0.48	359,900	$0.48
Nine months ended March 31, 2014	157,500	$0.55	453,100	$0.50
Nine months ended March 31, 2015	285,000	$0.46	359,900	$0.48

The following table summarizes the status of the 2007 and 2010 Plans as of March 31, 2015:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,644,760	1,295,900	2,940,660
Options available for grant	323,075	2,700,525	3,023,600

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2014	2,657,348	$0.83	$0.52
Granted	5,000	$0.57	$0.40
Exercised	-	-	-
Cancelled	(13,875)	$0.89	$0.53

Balance at September 30, 2014	2,648,473	$0.83	$0.52
Granted	30,000	$0.23	$0.19
Cancelled	(38,113)	$0.93	$0.48

Balance at December 31, 2014	2,640,360	$0.82	$0.51
Granted	609,900	$0.48	$0.44
Cancelled	(309,600)	$1.27	$0.58

Balance at March 31, 2015	2,940,660	$0.70	$0.49

As of March 31, 2015, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.6 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2015 were as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($)

Employees – Outstanding	2,790,660	$0.70	3.01	-
Employees – Expected to Vest	2,511,594	$0.70	3.01	-
Employees – Exercisable	1,289,066	$0.81	1.98	-

Non-Employees-Outstanding	150,000	$0.80	2.60	900
Non-Employees- Expected to Vest	150,000	$0.80	2.60	900
Non-Employees-Exercisable	142,500	$0.81	2.55	900

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2015, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of March 31, 2015 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
1.27	15,000	0.45 years	1.27	15,000	0.45 years
1.15	22,500	0.64 years	1.15	22,500	0.64 years
1.07	22,500	1.67 years	1.07	22,500	1.67 years
0.95	230,250	1.96 years	0.95	172,993	1.96 years
0.86	510,410	0.86 years	0.86	510,410	0.86 years
0.81	811,550	2.86 years	0.81	406,650	2.86 years
0.80	22,500	2.61 years	0.80	22,500	2.61 years
0.75	75,000	1.12 years	0.75	56,250	1.12 years
0.74	22,500	3.61 years	0.74	22,500	3.61 years
0.64	15,000	3.62 years	0.64	7,500	3.62 years
0.57	5,000	4.45 years	0.57	5,000	4.45 years
0.50	549,550	3.85 years	0.50	137,763	3.85 years
0.48	608,900	4.87 years	0.48	-	4.87 years
0.23	30,000	4.60 years	0.23	30,000	4.60 years

In addition to the above 2007 Plan, the Company issued 10,000 shares of restricted stock during fiscal year ended June 30, 2010 with a weighted average fair value of $0.58 per share.

The Company uses the method provided in ASC 718 for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718.

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

No triggering events occurred during the nine months ended March 31, 2015.

NOTE 8- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2014 to December 31, 2014 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity

Balance, June 30, 2014	$21,715	$10,912	$(25,766)	$6,861
Stock-based compensation expense	-	68	-	68
Net loss	-	-	(1,204)	(1,204)
Balance, September 30, 2014	$21,715	$10,980	$(26,970)	$5,725
Stock-based compensation expense	-	71	-	71
Net loss	-	-	(1,085)	(1,085)
Balance, December 31, 2014	$21,715	$11,051	$(28,055)	$4,711
Stock-based compensation expense	-	64	-	64
Net loss	-	-	(515)	(515)
Balance, March 31, 2015	$21,715	$11,115	$(28,570)	$4,260

NOTE 9- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the three months ended March 31, 2015.

NOTE 10- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. The Company’s two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way the Company internally managed and monitored performance for the three and nine month periods ended March 31, 2014 and 2015. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Point.360	$6,017	$5,236	$18,840	$15,528
Movie>Q	117	89	353	282
Consolidated revenue	$6,134	$5,325	$19,193	$15,810

Operating loss	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Point.360	$(802)	$(469)	$(2,157)	$(2,646)
Movie>Q	(127)	(71)	(412)	(253)
Operating loss	$(929)	$(540)	$(2,569)	$(2,899)

Total Assets	June 30,	March 31,
	2014	2015
Point.360	$16,204	$13,409
Movie>Q	845	791
Consolidated assets	$17,049	$14,200

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses in costs of goods sold constituted approximately 58% of our revenues in the nine months ended March 31, 2015. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Revenues were $5.3 million for the three months ended March 31, 2015, compared to $6.1 million for the three months ended March 31, 2014. The $0.8 million shortfall is principally due to three customers reducing their outsourced requirements by $0.8 million when compared to the prior year period. Year-to-year sales to other customers were comparable. Our three largest customers accounted for approximately 60% of sales in the fiscal 2015 period. There is a risk that negative sales fluctuations may occur for these customers in the future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended March 31, 2015, total costs of services declined $0.9 million, and were 64% of sales compared to 70% in the prior year. $0.5 million of the decrease was associated with wages and benefits which are expected to decrease further.

Gross Profit. In the three months ended March 31, 2015, gross margin was 36% of sales, compared to 30% for the same period last year. The increase in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $2.5 million (46% of sales) in the three months ended March 31, 2015 as compared to $2.8 million (45% of sales) in the same period last year.

Operating Loss. Operating loss was $0.5 million in the three months ended March 31, 2015 period compared to a $0.9 million loss in the same period last year.

Interest Expense. Net interest expense was $0.1 in the three months ended March 31, 2015 compared to $0.1 million in the prior year.

Other Income. Other income in both periods includes sublease income. The prior year quarter included $0.3 million associated with a lawsuit settlement.

Net Loss. Net loss in the three months ended March 31, 2015 was $0.5 million, compared to a $0.7 million loss in the prior year period.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenues. Revenues were $15.8 million for the nine months ended March 31, 2015, compared to $19.2 million for the nine months ended March 31, 2014. Sales declined $0.9 million due to our decision to terminate our computer graphics business in October 2013 due to uncertain revenues and the need to retain costly talent. The remaining $2.5 million shortfall is principally due to three customers reducing their outsourced requirements when compared to the prior year period. Year-to-year sales to other customers were comparable. Our three largest customers accounted for approximately 59% of sales in the fiscal 2015 period. There is a risk that negative sales fluctuations may occur for these customers in the future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the nine months ended March 31, 2015, total costs of services declined $2.1 million, and were 70% of sales compared to 68% in the prior year. $1.3 million of the decrease was associated with wages and benefits which are expected to decrease further. In the current period, depreciation costs decreased $0.3 million.

Gross Profit. In the nine months ended March 31, 2015, gross margin was 31% of sales, compared to 32% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $7.7 million (49% of sales) in the nine months ended March 31, 2015 as compared to $8.6 million (45% of sales) in the same period last year.

Operating Loss. Operating loss was $2.9 million in the nine months ended March 31, 2015 period compared to a $2.6 million loss in the same period last year.

Interest Expense. Net interest expense was $0.2 million in the nine months ended March 31, 2015 compared to $0.2 million in the prior year.

Other Income. Other income in both periods includes sublease income. The prior year period included $0.3 million associated with a lawsuit settlement.

Net Loss. Net loss in the nine months ended March 31, 2015 was $2.8 million, compared to a $2.3 million loss in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

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

Equipment Financing Facility. The equipment financing facility previously provided up to $1.25 million of financing for the cost of new and already-owned or leased equipment. All amounts due under the facility (approximately $0.2 million) were paid off in February 2015.

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.18% as of March 31, 2015). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of March 31, 2015, the Company owed approximately $5.0 million under the mortgage.

Amounts due under the mortgage are secured by the related real estate. During the 12 months ended March 31, 2015, while amounts were outstanding under the credit arrangements described above with respect to the mortgage, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes effective in the quarter ended March 31, 2015.

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

In February 2015, the company entered into a two-year credit agreement which provides $2 million of borrowings based on 80% of acceptable accounts receivable as defined. The loan and security agreement provides for interest at prime rate plus 1.5% currently 4.75%. In addition, the Company will pay a monthly “collateral management” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 0.25% of the amount of the credit facility. Amounts outstanding under the agreement will be secured by all of the Company’s personal property. As of March 31, 2015, the Company owed $0.9 million under the credit agreement.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new mortgage covenant requirements, the balance owed for the mortgage debt has been classified as a current liability in the consolidated balance sheet as of March 31, 2015.

Annual principal and interest payments due under the capital leases and mortgages are approximately $0.4 million, assuming no change in interest rates.

The following table summarizes the March 31, 2015 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$941,000
Current portion of notes payable, capital leases and mortgages	5,048,000
Long-term portion of notes payable, capital leases and mortgages	102,000
Total	$6,091,000

The Company’s cash balance decreased from $2,346,000 on July 1, 2014 to $809,000 on March 31, 2015, due to the following:

Balance July 1, 2014	$2,346,000
Decrease in accounts receivable	702,000
Increase in prepaid expenses & other assets	(213,000)
Proceeds from line of credit	941,000
Decrease in notes payable & other liabilities	(320,000)
Capital expenditures for property and equipment	(354,000)
Changes in other assets and liabilities	511,000
Net loss	(2,804,000)
Balance March 31, 2015	$809,000

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

In fiscal 2014 and 2015, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 64 days to 51 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of March 31, 2015 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$4,993,000	$4,993,000	$-	$-	$-
Term Debt Interest Obligations (1)	161,000	161,000	-	-	-
Capital Lease Obligations	157,000	55,000	102,000	-	-
Capital Lease Interest Obligations	13,000	8,000	5,000	-	-
Operating Lease Obligations	9,846,000	1,756,000	3,264,000	3,217,000	1,609,000
Line of Credit Obligations	941,000	941,000	-	-	-
Total	$16,111,000	$7,914,000	$3,371,000	$3,217,000	$1,609,000

(1)	Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the quarter ended March 31, 2015, the Company entered into a lease termination agreement with regards to its West Los Angeles Facility and moved the related operations to its Burbank and Media Center locations. Operating lease obligations in the above table were consequently reduced by approximately $0.3 million annually for the periods through May 2019.

During the past year, the Company had sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were ($538,000) and ($1,804,000) for the 9-month periods ended March 31, 2014 and March 31, 2015, respectively. The Company expects to generate sufficient cash flows during the fiscal year ending June 30, 2015 to meet its needs. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future, unless its bank elects to declare all obligations due and payable as a result of a future covenant default condition.

We occasionally consider the acquisition of businesses which complement our current operations and possible real estate transactions. Consummation of any acquisition, real estate or other expansion transaction by the Company may be subject to the Company securing additional financing, perhaps at a cost higher than our existing line of credit and term loans. In the current economic climate, additional financing may not be available. Future earnings and cash flow may be negatively impacted to the extent that any acquired entities do not generate sufficient earnings and cash flow to offset the increased financing costs.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $9.4 million as of March 31, 2015.

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

At March 31, 2015, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $6.1 million on March 31, 2015 under line of credit, capital lease and mortgage agreements. Our line of credit and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during the nine months ended March 31, 2015 was 3.5%. For variable rate debt outstanding at March 31, 2015, a .25% increase in interest rates will increase annual interest expense by approximately $13,000. Amounts outstanding or that may become outstanding under the line of credit facility and mortgage provide for interest primarily at prime plus 1.5% (4.75% at March 31, 2015) and at LIBOR plus 3.0% (3.18% as of March 31, 2015), respectively. The Company’s market risk exposure with respect to financial instruments is to changes in the prime rate and LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Recent history of losses.
•	Changes in credit agreements and breaches of related covenants and ongoing liquidity.
•	Our highly competitive marketplace.
•	The risks associated with dependence upon significant customers.
•	Our ability to execute our expansion strategy.
•	The uncertain ability to manage in a changing environment.
•	Our dependence upon and our ability to adapt to technological developments.
•	Dependence on key personnel.
•	Our ability to maintain and improve service quality.
•	Fluctuation in quarterly operating results and seasonality in certain of our markets.
•	Possible significant influence over corporate affairs by significant shareholders.
•	Our ability to operate effectively as a stand-alone, publicly traded company.
•	The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
•	Possibility of the Company’s stock being delisted from the OTCQX Market.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of June 30, 2014 and March 31, 2015; (2) Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2014 and March 31, 2015; (3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2014 and 2015; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE: May 14, 2015	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

