Form 10-K
period 2015-06-30
Point.360
filed 2015-09-17
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

None

Securities registered pursuant to Section 12(g) of the Act:

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

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2014) was approximately $1.1 million. As of August 15, 2015, there were 12,536,906 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (to be filed by October 28, 2015) relating to its 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	our recent history of losses;
•	Point.360’s past breaches of credit agreements;
•	our highly competitive marketplace;
•	the risks associated with dependence upon significant customers;
•	our ability to execute our expansion strategy;
•	our ability to effectively and profitably absorb and manage our July 8, 2015 purchase of the assets of Modern VideoFilm;
•	our ability to repay the indebtedness that we incurred in connection with our purchase of the assets of Modern VideoFilm, the repayment of which is secured by the pledge of substantially all of our assets other than accounts receivable and real property:
•	the uncertain ability to manage in a changing environment;
•	our dependence upon, and our ability to adapt to, technological developments;
•	dependence on key personnel;
•	our ability to maintain and improve service quality;
•	fluctuation in quarterly operating results and seasonality in certain of our markets;
•	possible significant influence over corporate affairs by significant shareholders;
•	our ability to operate effectively as a stand-alone, publicly traded company; and
•	the cost associated with being compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of this Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” below, in connection with considering any forward-looking statements that may be made in this Form 10-K and elsewhere by us and our businesses generally. Except to the extent of any obligation to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1

ITEM 1.	BUSINESS

Point.360 (“Point.360” or the “Company”) is a leading integrated media management services company providing film, video and audio post-production, archival, duplication and data distribution services to motion picture studios, television networks, independent production companies and multinational companies. We provide the services necessary to edit, master, reformat and archive our clients’ audio, video, and film content, which include television programming, feature films, and movie trailers. On July 8, 2015, Point.360 acquired the assets of Modern VideoFilm to expand the Company’s service offering (see Note 12 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K). The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

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

Since January 1, 1997, Point.360 completed acquisitions of companies providing similar services. We will continue to evaluate acquisition opportunities to enhance our operations and profitability. In July 2015, the Company acquired the assets of Modern VideoFilm, Inc., a provider of content management and creative post production services. In 2004, Point.360 acquired International Video Conversions, Inc. (“IVC”), a leading digital intermediate and digital mastering facility. In 2005, Point.360 acquired Visual Sound, a provider of captioning services. In 2007, Point.360 purchased the business of Eden FX, a producer of sophisticated visual effects and graphics for feature films, television programming and commercials. In November 2008, the Company purchased the assets and business of Video Box Studios. In April 2009, the Company purchased the assets of and business of MI Post. In September and November 2009, we purchased assets and intellectual property to form the foundations of our Movie>Q initiative. As a result of these acquisitions, we are one of the most diversified providers of technical and distribution services in our markets, and therefore are able to offer our customers a single source for such services at prices that reflect our scale economies.

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

Archival Services.  We currently store approximately 400,000 videotape, audio and film elements in a protected environment.  The storage and handling of videotape, audio and film elements require specialized security and environmental control procedures.  We perform secure management archival services in all of our Burbank and state-of-the-art Media Center in Los Angeles.

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

As of June 30, 2015, we had opened three Movie>Q stores in Southern California. Each store employs an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer a 10,000 unit selection to customers at competitive low rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

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

Customers

Point.360 has added customers through acquisitions and by delivering a favorable mix of reliability, timeliness, quality, service and price.  The integration of our facilities has given our customers a time advantage in the ability to deliver broadcast quality material. We market our services to major and independent motion picture and television production companies, television program suppliers and, on a more limited basis, national television networks, television program syndicators, corporations and educational institutions. Our motion picture clients include Disney, Twentieth Century Fox, NBC Universal, BBC, FremantleMedia and Paramount Pictures.

We solicit the motion picture and television industries to generate revenues.  In the fiscal years ended June 30, 2013, 2014 and 2015, five major motion picture studios accounted for approximately 68%, 69% and 69% of Point.360’s revenues, respectively. Sales to Twentieth Century Fox and affiliates comprised 32%, 25% and 23% of revenues in those periods, respectively.  Sales to Disney were 19% of sales in 2013, 22% of sales in 2014 and 24% of sales in 2015. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

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

We have a sales and customer service staff of approximately 27 people, and we provide services 24 hours per day.  This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver content.

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

Employees

The Company had approximately 179 full-time employees as of June 30, 2015. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

Point.360 had losses in each of the four fiscal years ended June 30, 2011, 2013, 2014 and 2015 due, in part, to increased price competition, the cost of being a publicly traded company and a number of non-recurring charges. There is no assurance as to future profitability on a quarterly or annual basis.

Point.360 previously breached its credit agreements, and we may do so in the future.

Although the Company is in compliance at June 30, 2015, due to reduced sales levels and the consequential net losses, Point.360 breached covenants of its credit facilities in fiscal 2013, 2014 and 2015.

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

Although we have an active client list of approximately 1,100 customers, our five largest customers and and/or their affiliates accounted for approximately 68%, 69% and 69% of our revenues in the fiscal years ended June 30, 2013, 2014 and 2015, respectively. Twentieth Century Fox (and affiliates) accounted for 32%, 25% and 23% in the fiscal years ended June 30, 2013, 2014 and 2015, respectively. Sales to Disney were 19%, 22% and 24% of sales in the fiscal years ended June 30, 2013, 2014 and 2015, respectively. Sales to Fremantle Media were 12%, 15% and 14% in the fiscal years ended June 30, 2013, 2014 and 2015, respectively. If one or more of these companies were to stop using our services, or use their influence to adversely affect pricing, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact that industry.

Our expansion strategy may fail.

In July 2015, we acquired the assets of Modern VideoFilm, Inc. which resulted in an increased number of employees, added facilities and increased revenues (see Note 12 of Notes to Consolidated Financial Statements elsewhere in this Form 10-K). Such transactions involve numerous risks, including possible adverse effects on our operating results or the market price of our common stock. Some of the potential risks involved with acquisitions are the following:

•	difficulty in realizing anticipated financial or strategic benefits of such acquisition;

•	diversion of capital and potential dilution of stockholder ownership;

•	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all;

•	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;

•	management of employee relations across facilities;

•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of geographically dispersed personnel and operations;

•	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards;

•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify;

•	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;

•	non-cash impairment charges or other accounting charges relating to the acquired assets; and

•	maintaining strong relationships with our and our acquired companies’ customers after the acquisitions.

If our integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and the acquired companies achieved or might achieve separately.

Our growth strategy involves both internal development and expansion through acquisitions. We currently have no other agreements or commitments to acquire any company or business. Even though Point.360 completed a number of acquisitions in the past in addition to that mentioned above, we cannot be sure additional acceptable acquisitions will be available or that we will be able to reach mutually agreeable terms to purchase acquisition targets, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses without substantial costs, delays or other problems.

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

In recent years, we experienced industry consolidation, changing technologies and increased regulation, all of which resulted in new and increased responsibilities for management personnel and placed, and continues to place, increased demands on our management, operational and financial systems and resources. To accommodate these circumstances, compete effectively, and manage future growth, we will be required to continue to implement and improve our operational, financial and management information systems, and to expand, train, motivate and manage our work force. We cannot be sure that our personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to do so could have a material adverse effect on our financial condition, results of operations and prospects.

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

We are dependent on the efforts and abilities of certain senior management, particularly those of Haig S. Bagerdjian, Chairman, President and Chief Executive Officer. The loss or interruption of the services of key members of management could have a material adverse effect on our financial condition, results of operations and prospects if a suitable replacement is not promptly obtained. Mr. Bagerdjian beneficially owns approximately 54% of Point.360’s outstanding stock. Although we have severance agreements with Mr. Bagerdjian and certain key executives, we cannot be sure that either Mr. Bagerdjian or other executives will remain with Point.360. In addition, our success depends to a significant degree upon the continuing contributions of, and on our ability to attract and retain, qualified management, sales, operations, marketing, and technical personnel. The competition for qualified personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on our financial condition, results of operations and prospects. There is no assurance that we will be able to continue to attract and retain qualified management and other personnel for the development of our business.

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

Our common stock has been publicly traded on the OTCQX Market since December 2014. Due to the Company’s failure to maintain a stock price of $1.00 on occasion before then, the Company was periodically notified by Nasdaq that its stock would be delisted if the closing bid price of the stock failed to reach $1.00 per share for 10 consecutive trading days. Even though the price gained compliance in each instance before December 2014, the Company transferred to the OTCQX Market in that month, and there is no assurance that an active trading market will be sustained in the future. We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. In July 2015, we purchased the assets of Modern VideoFilm, Inc. for the issuance of 2,000,000 shares of common stock and warrants to purchase another 800,000 shares at $0.75 per share. We have adopted the 2007 Equity Incentive Plan and the 2010 Incentive Plan, which provide for the grant of equity based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants.

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

Our Chairman, President and Chief Executive Officer, Haig S. Bagerdjian, beneficially owns approximately 54% of our common stock. By virtue of his stock ownership, Mr. Bagerdjian may be able to significantly beneficially influence the outcome of matters required to be submitted to a vote of shareholders, including (1) the election of the Board of Directors, (2) amendments to our Articles of Incorporation and (3) approval of mergers and other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over current market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

As of June 30, 2015, the Company owned or leased five facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2016 to 2021. The following table sets forth the location and approximate square footage of the Company's properties:

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

Market Information

During fiscal 2014 and 2015, the Company's Common Stock was traded on the NASDAQ Capital Markets until December 2014 and the OTCQX market thereafter under the symbol PTSX. The following table sets forth the high and low closing price per share for the Common Stock for each quarter of the fiscal years ended June 30, 2014 and 2015.

	Common Stock
	Low	High
Year Ended June 30, 2014
First Quarter	$0.78	$1.35
Second Quarter	$0.48	$1.21
Third Quarter	$0.45	$0.58
Fourth Quarter	$0.34	$0.79

	Common Stock
	Low	High
Year Ended June 30, 2015
First Quarter	$0.36	$0.90
Second Quarter	$0.22	$0.53
Third Quarter	$0.26	$0.48
Fourth Quarter	$0.12	$0.39

On August 14, 2015, the closing sale price of the Common Stock as reported on the OTCQX Market was $1.03 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

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

Stock Repurchases and Unregistered Stock Issuances

During the year ended June 30, 2015 the Company did not repurchase any of its securities, or issue any securities that were not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following data, insofar as they relate to the fiscal years ended June 30, 2011 to 2015 have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended June 30,
Statement of Operations Data	2011	2012	2013	2014	2015
Revenues	$35,222	$34,960	$30,937	$25,733	$21,581
Cost of services sold	(24,343)	(22,064)	(20,419)	(17,347)	(14,206)
Gross profit	10,879	12,896	10,518	8,386	7,375
Selling, general and administrative expense	(13,197)	(12,074)	(11,982)	(11,336)	(10,329)
Research and development expense	(352)	-	-	-	-
Impairment charges	(684)	-	-	-	-
Operating income (loss)	(3,354)	822	(1,464)	(2,950)	(2,954)
Interest expense, net	(804)	(814)	(394)	(285)	(256)
Other income	1,347	440	647	588	324
(Provision for) benefit from income tax	-	-	(23)	(3)	-
Net income (loss)	$(2,811)	$448	$(1,234)	$(2,650)	$(2,886)
Income (loss) per share	$(0.26)	$0.04	$(0.12)	$(0.25)	$(0.27)
Weighted average common share outstanding	10,647	10,513	10,513	10,533	10,537

	Year Ended June 30,
Other Data	2011	2012	2013	2014	2015
Capital expenditures	$1,258	$3,271	$476	$380	$416
Selected Balance Sheet Data
Cash and cash equivalents	$355	$1,219	$1,696	$2,346	$22
Working capital	2,885	4,261	3,420	(1,723)	(3,676)
Property and equipment, net	17,153	17,475	15,993	10,173	9,226
Total assets	25,395	25,971	23,652	17,049	13,380
Shareholders' equity	9,489	10,231	9,219	6,861	4,238

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses constitute approximately 92% of our revenues. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and adding to our service offering.  Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships.  Also, growth can be achieved by acquiring similar businesses that can increase revenues by adding new customers, or expanding current services to existing customers. Additionally, we are looking to capitalize on the ModernFilm and Movie>Q retail opportunities.

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

	Twelve Months Ended June 30,
	2013		2014		2015
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$30,937	100.0	$25,733	100.0	$21,581	100.0
Costs of services sold	(20,419)	(66.0)	(17,347)	(67.4)	(14,206)	(65.8)
Gross profit	10,518	34.0	8,386	32.6	7,375	34.2
Selling, general and administrative expense	(11,982)	(38.7)	(11,336)	(44.1)	(10,329)	(47.9)
Operating income (loss)	(1,464)	(4.7)	(2,950)	(11.5)	(2,954)	(13.7)
Interest expenses, net	(394)	(1.4)	(285)	(1.1)	(256)	(1.2)
Other income	647	2.1	588	2.3	324	1.5
Income taxes	(23)	-	(3)	-	-	-
Net income (loss)	$(1,234)	(4.0)	$(2,650)	(10.3)	$(2,886)	(13.4)

Twelve Months Ended June 30, 2015 Compared to Twelve Months Ended June 30, 2014

Revenues. Revenues were $21.6 million for the twelve months ended June 30, 2015, compared to $25.7 million for the twelve months ended June 30, 2014. Sales declined $0.9 million due to our decision to terminate our computer graphics business in October 2013 due to uncertain revenues and the need to retain costly talent. The remaining $3.2 million shortfall is principally due to three customers reducing their outsourced requirements when compared to the prior year period. Year-to-year sales to other customers were comparable. Our three largest customers accounted for approximately 61% of sales in the fiscal 2015 period. There is a risk that negative sales fluctuations may occur for these customers in the future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the twelve months ended June 30, 2015, total costs of services declined $3.1 million, and were 66% of sales compared to 67% in the prior year. $1.7 million of the decrease was associated with wages and benefits. In the current period, depreciation costs decreased $0.4 million.

Gross Profit. In the twelve months ended June 30, 2015, gross margin was 34% of sales, compared to 33% for the same period last year. The increase in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $10.3 million (48% of sales) in the twelve months ended June 30, 2015 as compared to $11.3 million (44% of sales) in the same period last year.

Operating Loss. Operating loss was $3.0 million in the twelve months ended June 30, 2015 period compared to a $3.0 million loss in the same period last year.

Interest Expense. Net interest expense was $0.3 million in the twelve months ended June 30, 2015 compared to $0.3 million in the prior year.

Other Income. Other income in both periods includes sublease income. The prior year period included $0.3 million associated with a lawsuit settlement.

Net Loss. Net loss in the twelve months ended June 30, 2015 was $2.9 million, compared to a $2.7 million loss in the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

In connection with an acquisition of assets on July 8, 2015 (see Note 12), the Company entered into a Term Loan Agreement (the “Loan Agreement”), as borrower, with Medley and MOF II (collectively, the "Medley Parties"). The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date (the “Closing Date Term Loan”). Under the Loan Agreement, we may, by notice to the Medley Parties, request one or more additional term loans (each, a “Delayed Draw Term Loan” together with the Closing Date Term Loan, each a “Term Loan” and collectively, the “Term Loans”) in an aggregate amount for all Delayed Draw Term Loans not to exceed $5,000,000, until July 8, 2018. The Term Loans provide for interest at LIBOR plus 6.00% (6.25% as of July 8, 2015). At the Company's election, interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Term Loans. The outstanding principal balance and all accrued and unpaid interest on the Term Loans are due and payable on July 8, 2020. The Term Loans may be prepaid from time to time in whole or in part without penalty or premium.

Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company (subject to certain permitted liens) pursuant to a Security Agreement (the "Security Agreement"), dated July 8, 2015, among the Company and the Medley Parties, and may be used to refinance certain indebtedness of the Company, to pay the transaction fees, costs and expenses incurred directly in connection with the transactions contemplated by the Loan Agreement, for capital expenditures in connection with the build-out and integration of our business following the Acquisition, and for working capital and general corporate purposes.

The Loan Agreement and the Security Agreement also contain customary representations, warranties and events of default for a transaction of this nature and affirmative and negative covenants, including, but not limited to, covenants under the Loan Agreement relating to permitted borrowings of additional money by the Company from certain lenders.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.25% as of June 30, 2015). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of June 30, 2015, the Company owed approximately $4.9 million under the mortgage.

Amounts due under the mortgage are secured by the related real estate. During the 12 months ended June 30, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring during the year ended June 30, 2015.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants. Availability under the revolving credit facility was canceled in December 2014. On January 27, 2015, the bank waived the Company’s breach of financial covenants as of September 30, 2014. Concurrently, the bank eliminated the previously mentioned financial covenant requirements effective with the quarter ended December 31, 2014 and imposed a new covenant requiring that, effective June 30, 2015, the Company shall maintain a ratio of EBITDA (as defined) to the sum of interest expense and the current portion of long term debt of not less than 1.0 to 1, to be measured semi-annually. Interest expense was measured on June 30, 2015 on a calendar year to date basis. Commencing on December 31, 2015 and thereafter, EBITDA and interest expense will be measured at the end of each calendar half-year on the basis of the preceding twelve months.

In February 2015, the company entered into a two-year credit agreement which provides $2 million of borrowings based on 80% of acceptable accounts receivable as defined. The loan and security agreement provides for interest at prime rate plus 1.5% (4.75% at June 30, 2015). In addition, the Company will pay a monthly “collateral management” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 0.25% of the amount of the credit facility. Amounts outstanding under the agreement will be secured by all of the Company’s personal property. As of June 30, 2015, the Company owed $0.1 million under the credit agreement.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new mortgage covenant requirements, the balance owed for the mortgage debt has been classified as a current liability in the consolidated balance sheet as of June 30, 2015.

Annual principal and interest payments due under the capital leases and mortgages are approximately $0.4 million, assuming no change in interest rates.

The following table summarizes the June 30, 2015 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$124,000
Current portion of notes payable, capital leases and mortgages	4,993,000
Long-term portion of notes payable, capital leases and mortgages	88,000
Total	$5,205,000

The Company’s cash balance decreased from $2,346,000 on July 1, 2014 to $22,000 on June 30, 2015, due to the following:

Balance July 1, 2014	$2,346,000
Decrease in accounts receivable	343,000
Decrease in inventory	95,000
Proceeds from line of credit	124,000
Decrease in notes payable & other liabilities	(405,000)
Capital expenditures for property and equipment	(416,000)
Changes in other assets and liabilities	821,000
Net Loss	(2,886,000)
Balance June 30, 2015	$22,000

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

In fiscal 2014 and 2015, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have increased from approximately 51 days to 52 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of June 30, 2015 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$4,938,000	$4,938,000	$-	$-	$-
Term Debt Interest Obligations (1)	159,000	159,000	-	-	-
Capital Lease Obligations	143,000	55,000	88,000	-	-
Capital Lease Interest Obligations	11,000	7,000	4,000	-	-
Operating Lease Obligations	9,406,000	1,739,000	3,245,000	3,217,000	1,205,000
Line of Credit Obligations	124,000	124,000	-	-	-
Total	$14,781,000	$7,022,000	$3,337,000	$3,217,000	$1,205,000

(1)	Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company had sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were $1,719,000, ($60,000) and ($1,627,000) for years ended June 30, 2013, 2014 and 2015, respectively. Cash flows from operations will vary from period to period, depending on cash receipts and payment timing with respect to current assets and current liabilities. The Company expects to generate sufficient cash flows during the fiscal year ending June 30, 2016 to meet its needs. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future, unless its bank elects to declare all obligations due and payable as a result of a future covenant default condition.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $9.2 million as of June 30, 2015.

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

At June 30, 2015, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $5.2 million on June 30, 2015 under note payable and mortgage agreements. Our line of credit, equipment financing and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during fiscal 2015 was 4.2%. For variable rate debt outstanding at June 30, 2015, a .25% increase in interest rates will increase annual interest expense by approximately $13,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 2.5 – 3% (2.75% to 3.25% as of June 30, 2015). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Point.360

We have audited the accompanying consolidated balance sheets of Point.360 and subsidiaries (collectively, the “Company”) as of June 30, 2014 and 2015, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2015, and the results of its operations and its cash flows for the three years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP

Los Angeles, California

September 17, 2015

Point.360

Consolidated Balance Sheets

(in thousands)

	As of June 30,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$2,346	$22
Accounts receivable, net of allowances for doubtful accounts of $228 and $249, respectively	3,431	3,067
Inventories, net	230	135
Prepaid expenses and other current assets	230	315
Total current assets	6,237	3,539

Property and equipment, net	10,173	9,226
Other assets, net	639	615
Total assets	$17,049	$13,380

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,159	$5,062
Current portion of capital lease obligations	326	55
Accounts payable	1,034	714
Accrued wages and benefits	1,019	972
Other accrued expenses	36	26
Current portion of deferred gain on sale of real estate.	178	178
Current portion of deferred lease incentive.	209	209

Total current liabilities.	7,961	7,216

Capital lease obligations, less current portion	-	88
Deferred gain on sale of real estate, less current portion.	1,025	846
Deferred lease incentive, less current portion.	1,201	992
Other long term liabilities	1	-

Total long-term liabilities.	2,227	1,926

Total liabilities.	10,188	9,142

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding.	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,536,906 shares issued and outstanding on June 30, 2014 and 2015.	21,715	21,715
Additional paid-in capital	10,913	11,175
Accumulated deficit	(25,767)	(28,652)
Total shareholders’ equity	6,861	4,238

Total liabilities and shareholders’ equity.	$17,049	$13,380

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended June 30,
	2013	2014	2015

Revenues	$30,937	$25,733	$21,581
Cost of services sold	(20,419)	(17,347)	(14,206)

Gross profit	10,518	8,386	7,375

Selling, general and administrative expense	(11,982)	(11,336)	(10,329)

Operating income (loss)	(1,464)	(2,950)	(2,954)

Interest expense	(394)	(285)	(256)
Other income	647	588	324

Income (loss) before income taxes	(1,211)	(2,647)	(2,886)

Provision for income taxes	(23)	(3)	-

Net income (loss)	$(1,234)	$(2,650)	$(2,886)

Basic and diluted income (loss) per share	$(0.12)	$(0.25)	$(0.27)

Weighted average number of shares (Basic)	10,513	10,533	10,537
Weighted average number of shares (Diluted)	10,513	10,533	10,537

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Dollars	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance on June 30, 2012	10,513	$21,695	$10,419	$(21,883)	$10,231
Share based compensation expense.	-	-	222	-	222
Net loss.	-	-	-	(1,234)	(1,234)
Balance on June 30, 2013	10,513	$21,695	$10,641	$(23,117)	$9,219
Stock option exercises	24	20	-	-	20
Share based compensation expense.	-	-	272	-	272
Net loss.	-	-	-	(2,650)	(2,650)
Balance on June 30, 2014	10,537	$21,715	$10,913	$(25,767)	$6,861
Share based compensation expense	-	-	263	-	263
Net Loss	-	-	-	(2,886)	(2,886)
Balance as of June 30, 2015	10,537	$21,715	$11,176	$(28,653)	$4,238

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,

	2013	2014	2015

Cash flows from operating activities:
Net loss	$(1,234)	$(2,650)	$(2,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of equipment or real estate.	-	18	-
Gain on debt extinguishment	(332)	-	-
Gain from reversal of accrual	(131)	-	-
Depreciation and amortization	2,405	1,841	1,363
Amortization of deferred gain on sale of real estate	(178)	(178)	(179)
Amortization of deferred lease credit	(209)	(208)	(209)
Provision for (recovery of) doubtful accounts	(3)	(99)	21
Share based compensation expense.	222	272	263
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	1,210	1,377	343
(Increase) decrease in inventories	(43)	85	95
(Increase) decrease in prepaid expenses and other current assets	91	22	(85)
Decrease in other assets	59	48	23
(Decrease) increase in accounts payable	26	(269)	(319)
(Decrease) in accrued wages and benefits	(49)	(298)	(48)
(Decrease) in other accrued expenses and other long term liabilities	(115)	(21)	(9)
Net cash and cash equivalents provided by (used in) operating activities	1,719	(60)	(1,627)

Cash flows from investing activities:
Capital expenditures	(476)	(380)	(416)
Proceeds from sale of equipment or real estate	-	4,457	-
Net cash and cash equivalents (used in) provided by investing activities	(476)	4,077	(416)

Cash flows from financing activities:
Borrowings of line of credit	-	-	124
Borrowings of notes payable	8,602	-	-
Net repayment on notes payable	(9,210)	(3,214)	(221)
Net repayment on capital lease obligations.	(158)	(173)	(184)
Received from stock option exercises.	-	20	-
Net cash and cash equivalents used in financing activities	(766)	(3,367)	(281)
Net increase (decrease) in cash and cash equivalents	477	650	(2,324)
Cash and cash equivalents at beginning of year	1,219	1,696	2,346
Cash and cash equivalents at end of year	$1,696	$2,346	$22

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended June 30,
	2013	2014	2015
Cash payments for income taxes (net of refunds)	$-	$5	$-
Cash payments for interest	$412	$284	$252
Assets acquired through capital lease	$447	$116	$170

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Notes to Consolidated Financial Statements

1.	THE COMPANY

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

As of June 30, 2015, the Company had three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine). Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

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

At June 30, 2015, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2014 and June 30, 2015.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits, which was the case as of June 30, 2015.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. Our five largest studio customers represented 61% and 61% of accounts receivable at June 30, 2014 and 2015, respectively. Twentieth Century Fox (and affiliates) accounted for 21% and 17% of accounts receivable as of June 30, 2014 and 2015, respectively. Disney accounted for 32% and 27% of accounts receivable as of June 30, 2014 and 2015, respectively. Fremantle Media accounted for 7% and 12% of accounts receivable as of June 30, 2014 and 2015, respectively. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 68%, 69% and 68% of net revenues for the years ended June 30, 2013, 2014 and 2015, respectively. Twentieth Century Fox (and affiliates) accounted for 32%, 25% and 23% of revenues in the years ended June 30, 2013, 2014 and 2015, respectively. Fremantle Media accounted for 12%, 15% and 14% of sales in the years ended June 30, 2013, 2014 and 2015, respectively, while sales to Disney were 19%, 22% and 24% of sales in the years ended June 30, 2013, 2014 and 2015, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, and DVD’s, and are stated at the lower of cost or market. Cost is determined using the average cost method. The rental library for the Movie>Q stores consists of DVD’s available for rental by customers. Because of the DVD’s relatively short useful lives, we view these assets to be current assets. We utilize the accelerated method of depreciation because it approximates the demand for the product. A nominal residual value is established. Movie>Q depreciation expense totaled $142,000, $144,000 and $141,000 for the years ended June 30, 2013, 2014 and 2015, respectively.

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

As of June 30, 2014 and June 30, 2015, the carrying value of accounts receivable, accounts payable, accrued expenses and other liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of notes payable, capital lease obligations, and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $9.2 million as of June 30, 2015.

As of June 30, 2015, we compared the book value of our building ($7.4 million at June 30, 2015) to market comparables provided by a licensed real estate appraiser, and equipment ($1.7 million at June 30, 2015) to an appraisal performed in conjunction with a financing arrangement completed during fiscal 2013 which indicated no impairment. We then considered operating cash flows for the three years then ended together with a forecast for the fiscal year ended June 30, 2016. As indicated in the Consolidated Statements of Cash Flows, the Company reported the following “Net cash and cash equivalents provided by (used in) operating activities” for the last three fiscal years:

Year ended June 30, 2013	$1,719,000
Year ended June 30, 2014	$(60,000)
Year ended June 30, 2015	$(1,627,000)

We also considered the Company’s closing stock price which ranged from $0.12 to $1.50 per share over the three fiscal years ended June 30, 2015 ($0.27 as of June 30, 2015). While the stock price could be an indicator of impairment, we believe that it is not an appropriate measurement of value for Point.360 since market fluctuations (both increases and decreases) are often short term in nature, and the stock is thinly traded, can fluctuate widely on very low volume, and there is no significant institutional ownership. We believe the appraisals and cash flow are the more relevant indicators.

We have also considered the evolution of our past production work from physical to file-based formats. This trend is expected to continue, and we have taken and will continue to take, steps to consolidate facilities and realign capabilities which have enhanced operating cash flow. While this evolution will create uncertainties which may result in a material future impairment, we do not believe such impairment exists, and that further impairment testing is not required, for the year ended June 30, 2015.

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

There were no impairment charges during the fiscal years ended June 30, 2013, 2014, and 2015.

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

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Year Ended June 30,
	2013	2014	2015
Weighted average number of common shares outstanding used in computation of basic EPS	10,513	10,533	10,537
Dilutive number of outstanding stock options	-	-	-
Weighted average number of common and potential common shares outstanding used in computation of Diluted EPS	10,513	10,533	10,537
Number of dilutive options excluded in the computation of diluted EPS due to net loss	30	71	4

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in the 2014 and 2015 periods presented. The effect of potentially dilutive securities for the 2013, 2014 and 2015 periods was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share). The number of anti-dilutive shares were 1,728,500, 0 and 30,000 as of June 30, 2013, 2014 and 2015, respectively.

3. PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center vaulting real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale and the improvement advance were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Consolidated Balance Sheets as of June 30, 2014 and 2015.

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

Property and equipment consist of the following:

	June 30,

	2014	2015

Land	$2,405,000	$2,405,000
Buildings	6,012,000	6,012,000
Machinery and equipment	38,068,000	38,308,000
Leasehold improvements	9,053,000	8,761,000
Computer equipment	7,968,000	8,005,000
Equipment under capital lease	1,111,000	1,102,000
Office equipment	507,000	507,000
CIP	104,000	104,000
Subtotal	65,228,000	65,204,000
Less accumulated depreciation and amortization	(55,055,000)	(55,978,000)
Property and equipment, net	$10,173,000	$9,226,000

Depreciation is expensed over the estimated lives of buildings (39 years), machinery and equipment (7 years), computer equipment (7 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $2,405,000, $1,841,000 and $1,363,000 for the years ended June 30, 2013, 2014 and 2015, respectively. Property under capital leases pertains to machinery and equipment, with a cost of $1,111,000 (with a net book value of $300,000) and $1,102,000 (with a net book value of $160,000) as of June 30, 2014 and 2015, respectively.

4. 401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Contributions to the plan related to employees of the Company were $78,000, $68,000, and $55,000 in the years ended June 30, 2013, 2014 and 2015, respectively.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.25% as of June 30, 2015). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of June 30, 2015, the Company owed approximately $4.9 million under the mortgage.

Amounts due under the mortgage are secured by the related real estate. During the 12 months ended June 30, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring during the year ended June 30, 2015.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants. Availability under the revolving credit facility was canceled in December 2014. On January 27, 2015, the bank waived the Company’s breach of financial covenants as of September 30, 2014. Concurrently, the bank eliminated the previously mentioned financial covenant requirements effective with the quarter ended December 31, 2014 and imposed a new covenant requiring that, effective June 30, 2015, the Company shall maintain a ratio of EBITDA (as defined) to the sum of interest expense and the current portion of long term debt of not less than 1.0 to 1, to be measured semi-annually. Interest expense will be measured on June 30, 2015 on a calendar year to date basis. Commencing on December 31, 2015 and thereafter, EBITDA and interest expense will be measured at the end of each calendar half-year on the basis of the preceding twelve months. On June 30, 2015, the Company met the new fixed charge ratio covenant with an EBITDA to interest and current portion of long term debt ratio of 1.5 to 1.

In February 2015, the company entered into a two-year credit agreement which provides $2 million of borrowings based on 80% of acceptable accounts receivable as defined. The loan and security agreement provides for interest at prime rate plus 1.5% (4.75% as of June 30, 2015). In addition, the Company will pay a monthly “collateral management” fee of 0.6% of the outstanding daily loan balance (an equivalent annual fee of 7.2%), and an annual commitment fee of 0.25% of the amount of the credit facility. Amounts outstanding under the agreement will be secured by all of the Company’s personal property. As of June 30, 2015, the Company owed $0.1 million under the credit agreement.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new mortgage covenant requirements, the balance owed for the mortgage debt has been classified as a current liability in the consolidated balance sheet as of June 30, 2015.

Annual maturities for debt under term note and capital lease obligations as of June 30, 2015 are as follows:

2016	$5,117,000
2017	59,000
2018	29,000
2019	-
2020	-
Thereafter	-
$5,205,000

6. INCOME TAXES

The Company reviewed its ASC 740-10 tax documentation for the periods through June 30, 2015 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through June 30, 2015. Based on the Company’s review of its tax positions as of June 30, 2014 and June 30, 2015, no new uncertain tax positions have been determined; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of June 30, 2015, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the year ended June 30, 2015 because future realizability of such benefit was not considered to be more likely than not.  At June 30, 2014 and 2015, the Company had gross deferred tax assets of $10.3 million and $11.5 million, respectively, and corresponding valuation allowances of $10.3 million and $11.5 million, respectively.

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

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the years ended June 30, 2013, 2014 and 2015 consists of the following (in thousands):

	Year Ended June 30,
	2013	2014	2015
Current tax expense:
Federal	$13	$-	$-
State	10	3	-

Total current	23	3	-

Deferred tax (benefit) expense:
Federal	(174)	(873)	(826)
State	(43)	(204)	(267)
Valuation allowance	217	1,077	1,093
Total deferred	-	-	-

Total provision for income taxes	$23	$3	$-

The composition of the deferred tax assets (liabilities) at June 30, 2013, 2014 and 2015 are listed below:

	2013	2014	2015

Accrued liabilities	$278,000	$208,000	$68,000
Allowance for doubtful accounts	140,000	97,000	106,000
Other	6,000	7,000	5,000
Total current deferred tax assets	424,000	312,000	179,000

Property and equipment	471,000	979,000	1,349,000
Goodwill and other intangibles	863,000	573,000	477,000
Net operating loss carry forward	6,769,000	7,929,000	9,104,000
Other	764,000	575,000	352,000
Valuation allowance	(9,291,000)	(10,368,000)	(11,461,000)
Total non-current deferred tax liabilities	(424,000)	(312,000)	(179,000)

Net deferred tax liability	$-	$-	$-

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended June 30,
	2013	2014	2015
Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	(17)%	7%	4%
Permanent difference	0%	0%	0%
Excess tax benefit for goodwill	3%	0%	0%
Valuation allowance	(21)%	(41)%	(38)%
Other (meals and entertainment)	(1)%	0%	0%

Tax provision	(2)%	0%	0%

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and production facilities, vehicles and data processing equipment in California under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2015 are as follows for the indicated fiscal years ended June 30:

2016	$1,739,000
2017	1,631,000
2018	1,614,000
2019	1,609,000
2020	1,608,000
Thereafter	1,205,000
Total minimum payments required	$9,406,000

*Minimum payments have not been reduced by minimum sublease rentals for $1,721,000 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended June 30,
	2013	2014	2015
Rent Expense:	$1,657,000	$1,666,000	$1,533,000
Less: Sublease rentals	(299,000)	(299,000)	(299,000)
	$1,358,000	$1,367,000	$1,234,000

As of June 30, 2015, the Company leased four of its five facilities under operating leases. The operating leases expire on dates ranging from 2016 to 2021. The lease on the Company’s Media Center location contains an option to extend the primary term in five-year increments for up to 20 years at the then fair rental value. The Company subleases approximately 16,000 square feet of space at its Media Center facility to an outside party (under terms and conditions similar to the Company’s primary lease) at a rental rate of $25,000 monthly, which expires in 2021. Sublease income is included in other income in the consolidated statements of operations.

The Company’s vehicle and data processing equipment operating leases expire by 2017. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Severance Agreements

On September 30, 2003 Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2015, and are renewed automatically on an annual basis thereafter unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended June 30, 2013, 2014 and 2015 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the periods reported in this Form 10-K is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Share-based compensation expense related to employee or director stock options recognized for the years ended June 30, 2013, 2014 and 2015 were $222,000, $272,000 and $263,000, respectively.

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

During the fiscal years ended June 30, 2013, 2014 and 2015, the Company granted awards of stock options as follows:

	2013	2014	2015
Stock option awards	863,100	610,600	644,900
Weighted average Exercise price	$0.81	$0.50	$0.45

As of June 30, 2015, there were options outstanding to acquire 2,935,060 shares at an average exercise price of $0.70 per share. The estimated fair value of all awards granted during the years ended June 30, 2013, 2014 and 2015 were $500,000, $240,000 and $275,000, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2013	2014	2015
Risk-free interest rate	0.87%	1.53%	1.53%
Expected term (years)	5.0	5.0	5.0
Volatility	95%	108%	159%
Expected annual dividends	-	-	-

The following table summarizes the status of the 2007 and 2010 Plans as of June 30, 2015:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,642,635	1,292,425	2,935,060
Options available for grant	325,200	2,704,000	3,029,200

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2012	2,493,125	$1.32	$0.64
Granted	863,100	$0.81	$0.58
Exercised	-	$-	$-
Cancelled	(942,700)	$1.79	$0.85

Balance at June 30, 2013	2,413,525	$0.95	$0.53
Granted	610,600	$0.50	$0.40
Exercised	(23,740)	$0.85	$0.52
Cancelled	(343,037)	$0.95	$0.44

Balance at June 30, 2014	2,657,348	$0.83	$0.52
Granted	644,900	$0.45	$0.43
Exercised	-	$-	$-
Cancelled	(367,188)	$1.69	$0.56

Balance of June 30, 2015	2,935,060	$0.70	$0.49

As of June 30, 2015, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.5 million, and this amount is expected to be fully amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2013, 2014 and 2015 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of June 30, 2013
Employees – Outstanding	2,248,525	$0.94	3.13	$475,236
Employees – Expected to Vest	2,023,673	$0.94	3.13	$427,712
Employees – Exercisable	845,275	$1.08	1.85	$101,882

Non-Employees – Outstanding	165,000	$1.10	2.37	$6,600
Non-Employees – Vested	157,500	$1.10	2.38	$6,600
Non-Employees – Exercisable	157,500	$1.10	2.38	$6,600

As of June 30, 2014
Employees – Outstanding	2,514,848	$0.82	2.93	$-
Employees – Expected to Vest	2,263,363	$0.82	2.93	$-
Employees – Exercisable	1,068,411	$0.97	1.86	$-

Non-Employees-Outstanding	142,500	$0.96	2.47	$-
Non-Employees-Vested	123,750	$0.99	2.28	$-
Non-Employees-Exercisable	123,750	$0.99	2.28	$-

As of June 30, 2015
Employees – Outstanding	2,7,85,060	$0.70	2.76	$-
Employees – Expected to Vest	2,506,534	$0.70	2.76	$-
Employees – Exercisable	1,303,266	$0.81	1.72	$-

Non-Employees – Outstanding	150,000	$0.80	2.36	$1,200
Non-Employees – Vested	142,500	$0.81	2.30	$1,200
Non-Employees – Exercisable	142,500	$0.81	2.30	$1,200

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at June 30, 2015, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of June 30, 2015 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$1.27	15,000	0.20 years	$1.27	15,000	0.20 years
$1.15	22,500	0.39 years	$1.15	22,500	0.39 years
$1.07	22,500	1.42 years	$1.07	22,500	1.42 years
$0.95	229,025	1.71 years	$0.95	171,769	1.71 years
$0.86	509,335	0.61 years	$0.86	509,335	0.61 years
$0.81	809,800	2.61 years	$0.81	404,900	2.61 years
$0.80	22,500	2.36 years	$0.80	22,500	2.36 years
$0.75	75,000	0.87 years	$0.75	75,000	0.87 years
$0.74	22,500	3.36 years	$0.74	22,500	3.36 years
$0.64	15,000	3.37 years	$0.64	7,500	3.37 years
$0.57	5,000	4.20 years	$0.57	5,000	4.20 years
$0.50	548,600	3.61 years	$0.50	137,263	3.61 years
$0.48	608,300	4.62 years	$0.48	-	4.62 years
$0.23	30,000	4.35 years	$0.23	30,000	4.35 years

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

No triggering events occurred in the year ended June 30, 2015.

10. STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock purchase plan. The board authorized the open market purchase at such times and prices determined at the discretion of management. In fiscal 2009, the Company purchased 404,710 shares for $558,000. In fiscal years ended 2013, 2014 and 2015, the Company did not purchase shares.

11. SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for 2013, 2014 and 2015. Allocations for internal resources were made for the fiscal years ended June 30, 2013, 2014, and 2015. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Year Ended June 30,
	2013	2014	2015
Point.360	$30,456	$25,281	$21,225
Movie>Q	481	452	356
Consolidated revenue	$30,937	$25,733	$21,581

Operating income (loss)(1)	Year Ended June 30,
	2013	2014	2015
Point.360	$(635)	$(2,296)	$(2,531)
Movie>Q	(829)	(654)	(424)
Operating income (loss)	$(1,464)	$(2,950)	$(2,955)

Total Assets	As of June 30,
	2013	2014	2015
Point.360	$22,588	$16,204	$12,601
Movie>Q	1,064	845	779
Consolidated assets	$23,652	$17,049	$13,380

12. SUBSEQUENT EVENT

On July 8, 2015, the Company completed the purchase of assets formerly owned by Modern VideoFilm, Inc. The Company purchased the assets of Modern VideoFilm by issuing shares of its common stock and warrants to purchase shares of the Company’s common stock. Additionally, the Company obtained a $6 million term loan facility to provide support for general corporate purposes. As the result of the transaction, the Company added post-production service capabilities and expanded its client base comprising major studios, broadcast networks, cable outlets, streaming media companies, independent producers and others.

On that date, the Company entered into a Sale Agreement Pursuant to Article 9 of the Uniform Commercial Code (the “Sale Agreement”) with Medley Capital Corporation, a Delaware corporation (“Medley”), Medley Opportunity Fund II LP, a Delaware limited partnership (“MOF II”), Congruent Credit Opportunities Fund II, LP, a Delaware limited partnership (“Congruent”), Main Street Equity Interests, Inc., a Delaware corporation (“Main Street”), and Haig S. Bagerdjian (“Mr. Bagerdjian”). Medley, MOF II, Congruent and Main Street are referred to in this Report on Form 10-K as the “Lenders.” The closing under the Sale Agreement occurred on July 8, 2015, concurrently with the execution of the Sale Agreement and other related agreements.

Sale Agreement

Pursuant to the Sale Agreement, among other things:

Point.360 acquired (the "Acquisition") from the Lenders certain assets of Modern VideoFilm, Inc., a Delaware corporation ("MVF"), and its affiliated entities, including, but not limited to, MVF's equipment, inventory, accounts receivable and $200,000 of cash, in a private sale conducted under applicable provisions of the New York Uniform Commercial Code following the default by MVF of its obligations under secured loans made by the Lenders, and assumed no debts, obligations or liabilities except for agreeing to pay a portion of the rent for each facility of MVF to its landlord on a per diem basis based on the number of days post-closing, if any, that we occupy such facility to complete the relocation of certain acquired assets, and paid time off owed to former MVF employees employed by us in connection with the closing to the extent (i) accrued and unused as of the closing, and (ii) such employees have not requested such paid time off to be paid by MVF;

We issued to the Lenders, as consideration for the assets described in the preceding paragraph, 2,000,000 shares of our common stock (the "Common Shares"), and five-year warrants (the "Sale Agreement Warrants") to purchase an aggregate of 800,000 shares of our common stock (the "Sale Agreement Warrant Shares") at an exercise price of $0.75 per share, which may be exercised in a cashless exercise;

We agreed to conduct an annual meeting of our shareholders in November 2015 for the purpose, among other things, of obtaining shareholder approval to amend our Bylaws to increase the authorized number of directors from five to seven and to elect two persons designated by Medley to our Board of Directors;

The parties to the Sale Agreement agreed that, following shareholder approval of the increase in the size of the Board of Directors of Point.360 from five directors to seven directors, the following persons shall serve on the Board of Directors of Point.360: Mr. Bagerdjian, Greggory J. Hutchins, Sam P. Bell, G. Samuel Oki and J.R. DeLang, each of whom currently serves as a director, and two directors designated by Medley, who initially shall be James Frank and James Feeley;

Following the expansion of the Board of Directors of Point.360 to seven directors, an affirmative vote of at least 66-2/3% of the directors (which shall include the vote of Medley’s designees) shall be required to approve a transaction constituting a “reorganization” under the California Corporations Code or any possible change of control transaction to which Point.360 or one of our subsidiaries is a party, with a change of control transaction defined to include, without limitation, any transaction (by stock sale, merger, consolidation or otherwise) in which any person or entity (or group of persons or entities) acquires 50% or more of the voting securities of Point.360 or any sale of all or any material portion of the assets of Point.360 or its subsidiaries (including, without limitation, equity interests in the subsidiaries of Point.360);

Prior to the expansion of the Board of Directors of Point.360 to seven directors, the written consent of Medley shall be required to approve a transaction described in the preceding paragraph; and

Medley shall cease to be entitled to have any representatives on the Board of Directors of Point.360 if, at any time, Medley and MOF II (together with their affiliate transferees) beneficially own in the aggregate less than 90% of the shares of Common Stock acquired by them pursuant to the Sale Agreement.

Term Loan Agreement and Security Agreement

In connection with the Acquisition, on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”), as borrower, with Medley and MOF II (collectively, the "Medley Parties"). The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date (the “Closing Date Term Loan”). Under the Loan Agreement, we may, by notice to the Medley Parties, request one or more additional term loans (each, a “Delayed Draw Term Loan” together with the Closing Date Term Loan, each a “Term Loan” and collectively, the “Term Loans”) in an aggregate amount for all Delayed Draw Term Loans not to exceed $5,000,000, until the third anniversary of the closing date.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loans at a rate per annum equal to (i) 6.00% plus (ii) the rate of interest published each date interest is due in The Wall Street Journal “Money Rates” listing under the caption “London Interbank Offered Rates” for a three month period. At the Company's election, interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Term Loans. The interest rate on outstanding Term Loans is subject to an increase during the continuance of a "default" (as defined). The outstanding principal balance and all accrued and unpaid interest on the Term Loans are due and payable on July 8, 2020, unless the Term Loans are declared due and payable as a result of a default. We may voluntarily prepay outstanding Term Loans from time to time in whole or in part without penalty or premium.

Upon the occurrence of certain dispositions and the issuance by us of any equity interests in an offering which is undertaken solely for the purpose of raising capital, we must prepay the Term Loans in an amount equal to 100% of the net proceeds received by us in connection with the foregoing events, subject to exceptions specified in the Loan Agreement.

Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company (subject to certain permitted liens) pursuant to a Security Agreement (the "Security Agreement"), dated July 8, 2015, among the Company and the Medley Parties, and may be used to refinance certain indebtedness of the Company, to pay the transaction fees, costs and expenses incurred directly in connection with the transactions contemplated by the Loan Agreement, for capital expenditures in connection with the build-out and integration of our business following the Acquisition, and for working capital and general corporate purposes.

The Loan Agreement and the Security Agreement also contain customary representations, warranties and events of default for a transaction of this nature and affirmative and negative covenants, including, but not limited to, covenants under the Loan Agreement relating to permitted borrowings of additional money by the Company from certain lenders.

On July 8, 2015, in connection with the consummation of the transactions contemplated by the Loan Agreement, we issued to the Medley Parties five-year warrants (the "Loan Agreement Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.75 per share. The Loan Agreement Warrants may be exercised in a cashless exercise.

Registration Rights Agreement

The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated July 8, 2015, with the Lenders, pursuant to which the Company granted piggyback registration rights with respect to the "Registrable Securities" (as defined in the Registration Rights Agreement), including the Common Shares and the Sale Agreement Warrant Shares, and agreed that, at any time that the Company is eligible to file a registration statement on Form S-3 (or any successor form) under the Securities Act of 1933, as amended (the "Act"), the Lenders holding not less than 50% of the Registrable Securities held by all Lenders may make an aggregate of one written request to the Company for registration with the Securities and Exchange Commission of all or part of the Registrable Securities then owned by the Lenders, subject to the terms and conditions set forth in the Registration Rights Agreement. The Lenders who participate in any such registration agreed to reimburse the Company for the expenses incurred by the Company with respect to such registration up to a total aggregate amount of $100,000 for all registrations.

Point.360

Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended June 30, 2013	$330,000	$31,000	$—	$(34,000)	$327,000
Year ended June 30, 2014	$327,000	$26,000	$—	$(125,000)	$228,000
Year ended June 30, 2015	$228,000	$21,000	$—	$—	$249,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2015, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f), to determine whether any changes in internal control over financial reporting occurred during the year ended June 30, 2015 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

(1, 2)	Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – June 30, 2014 and June 30, 2015

Consolidated Statements of Operations – Fiscal Years Ended December June 30, 2013, 2014 and 2015

Consolidated Statements of Invested and Shareholders’ Equity –Fiscal Years Ended June 30, 2013, 2014 and 2015

Consolidated Statements of Cash Flows –Fiscal Years Ended June 30, 2013, 2014 and 2015

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

2.5	Sale Agreement Pursuant to Article 9 of the Uniform Commercial Code, dated as of July 8, 2015, among Point.360, Haig S. Bagerdjian, Medley Capital Corporation, Medley Opportunity Fund II LP, Congruent Credit Opportunities Fund II, LP and Main Street Equity Interests, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K/T filed by the Registrant on November 13, 2007)

3.2	Certificate of Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 22, 2007)

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 2.1 to the Registration statement on Form 10 filed by the Registrant on May 14, 2007)

4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-144547, filed by the Registrant on July 13, 2007)

4.2	Rights Agreement dated July 25, 2007 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.3	Certificate of Determination of Series A Junior Participating Preferred Stock of the Registrant dated July 31, 2007 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.4	Form of Right Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007)

4.5	Form of Warrant, dated July 8, 2015, issued to the Lenders under the Sale Agreement Pursuant to Article 9 of the Uniform Commercial Code, dated as of July 8, 2015, among Point.360, Haig S. Bagerdjian, Medley Capital Corporation, Medley Opportunity Fund II LP, Congruent Credit Opportunities Fund II, LP and Main Street Equity Interests, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

4.6	Warrant, dated July 8, 2015, issued to Medley Capital Corporation under the Term Loan Agreement, dated as of July 8, 2015, among Point.360, Medley Capital Corporation and Medley Opportunity Fund II LP. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

4.7	Warrant, dated July 8, 2015, issued to Medley Opportunity Fund II LP under the Term Loan Agreement, dated as of July 8, 2015, among Point.360, Medley Capital Corporation and Medley Opportunity Fund II LP. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

4.8	Registration Rights Agreement, dated July 8, 2015, Point.360, Medley Capital Corporation, Medley Opportunity Fund II LP, Congruent Credit Opportunities Fund II, LP and Main Street Equity Interests, Inc. (incorporated by reference to Exhibit 4.41 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

10.1	Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Haig S. Bagerdjian (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.2	Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Alan R. Steel (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.3	2007 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.4	Standard Industrial / Commercial Multi-Tenant Lease-Net (West Los Angeles facility), dated March 17, 2004 (assumed by the Registrant), between Old Point.360 and Martin Shephard, as co-Trustee of the Shephard Family Trust of 1988 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.5	Lease Termination Agreement dated February 24,2015 for identification purposes only, and effective as of February 28,2015, between the Company and Martin Shephard, as co-Trustee of the Shephard Family Trust of 1988. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 4, 2015).

10.6	Lease Agreement (Media Center) dated March 29, 2006 (assumed by the Registrant), between Old Point.360 and LEAFS Properties, LP (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.7	Asset Purchase Agreement, dated as of March 7, 2007 (assumed by the Registrant), among Old Point.360, Eden FX, Mark Miller, and John Gross (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.8	Transfer and Assumption Agreement dated August 8, 2007 between the Registrant and Old Point.360 (incorporated by reference to Exhibit 10.18 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.9	Sale, Purchase and Escrow Agreement (1133 Hollywood Way, Burbank Facility) dated May 19, 2008 among Point.360, Hollywood Way Office Ventures, LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the company on July 7, 2008)

10.10	Amendment No. 1 to 2007 Equity Incentive Plan of Point.360 dated February 10, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on February 12, 2010)

10.11	Settlement Agreement dated September 21, 2010 between the Company and DG Fastchannel, Inc. (incorporated by reference to Exhibit 10.3 of the form 10-Q filed by the Company on November 12, 2010).

10.12	2010 Incentive Plan of Point.360 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 18, 2010).

10.13	Loan and Security Agreement dated January 14, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 14, 2011).

10.14	Promissory Note dated January 14, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 14, 2011).

10.15	Amended and Restated Promissory Note dated March 7, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.16	Amendment No. 1 to Schedule to Loan and Security Agreement dated March 7, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.17	Second Amended and Restated Promissory Note dated November 15, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.18	Amendment No. 2 to Schedule to Loan and Security Agreement dated November 15, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.19	Release and Settlement Agreement dated March 8, 2011 between the Company and Holthouse, Carlin & Van Trigt LLP (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed by the Company on May 13, 2011).

10.20	Third Amendment to Lease dated June 3, 2011 between the Company and LEAFS Properties, L.P. (incorporated by reference to Exhibit 10.1 of the File 8-K filed by the Company on June 9, 2011).

10.21	Loan and Security Agreement dated July 31, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on August 16, 2012).

10.22	Accounts Receivable Line of Credit dated August 13, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on August 16, 2012).

10.23	Master Equipment Financing Agreement dated August 14, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on August 16, 2012).

10.24	Term Note (Hollywood Way) dated September 13, 2012 of the Company to Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on September 26, 2012).

10.25	Term Note (Vine) dated September 13, 2012 of the Company to Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on September 26, 2012).

10.26	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated March 28, 2014 between the Company and Vine Off, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on June 30, 2014).

10.27	Accounts Receivable Line of Credit dated September 5, 2014 between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on September 8, 2014).

10.28	Modification Agreement dated September 5, 2014 between the Company and Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on September 8, 2014).

10.29	Loan and Security Agreement dated February 13, 2015 between the Company and Summit Financial Resources, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant or February 17, 2015).

10.30	Term Loan Agreement, dated as of July 8, 2015, among Point.360, Medley Capital Corporation and Medley Opportunity Fund II LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

10.31	Security Agreement, dated as of July 8, 2015, among Point.360, Medley Capital Corporation and Medley Opportunity Fund II LP. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015)

23.1	Consent of SingerLewak LLP

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following audited financial information from our Annual Report on Form 10-K for the year ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of June 30, 2014 and June 30, 2015; (2) Consolidated Statements of Operations for the three years ended June 30, 2015; (3) Consolidated Statements of Cash Flows for the three years ended June 30, 2015; and (4) Notes to Consolidated Financial Statements.

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

Dated: September 17, 2015

Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,
Haig S. Bagerdjian	President and Chief Executive Officer
	(Principal Executive Officer)	September 17, 2015

/s/ Alan R. Steel	Executive Vice President,
Alan R. Steel	Finance and Administration, Chief Financial Officer	September 17, 2015
(Principal Accounting and Financial Officer)

/s/ Greggory J. Hutchins	Director	September 17, 2015
Greggory J. Hutchins

/s/ Sam P. Bell	Director	September 17, 2015
Sam P. Bell

/s/ G. Samuel Oki	Director	September 17, 2015
G. Samuel Oki

/s/ J.R. DeLang	Director	September 17, 2015
J.R. DeLang

