Form 10-Q
period 2015-09-30
Point.360
filed 2015-11-12
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

☐ Yes          ☑ No

As of September 30, 2015, there were 12,536,906 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets	June 30 2015 (audited)	Sept. 30 2015 (unaudited)
Current assets:
Cash and cash equivalents	$22	$216
Accounts receivable, net of allowances for doubtful accounts of $249 and $448, respectively	3,067	6,325
Inventories, net	135	234
Prepaid expenses and other current assets	315	434
Total current assets	3,539	7,209

Property and equipment, net	9,226	14,282
Deferred income tax asset	-	305
Other assets, net	615	1,289
Total assets	$13,380	$23,085

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,062	$5,643
Current portion of capital lease obligations	55	56
Accounts payable	714	867
Accrued wages and benefits	972	1,719
Other accrued expenses	26	179
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209
Deferred income taxes payable	-	305

Total current liabilities	7,216	9,156

Capital lease obligations, less current portion	88	74
Deferred gain on sale of real estate, less current portion	846	802
Deferred lease incentive, less current portion	992	940
Notes payable, less current portion	-	843

Total long-term liabilities	1,926	2,659

Total liabilities	9,142	11,815

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,536,906 and 12,536,906 shares issued and outstanding on June 30, 2015 and September 30, 2015, respectively	21,715	22,870
Additional paid-in capital	11,175	11,667
Accumulated deficit	(28,652)	(23,267)
Total shareholders’ equity	4,238	11,270

Total liabilities and shareholders’ equity	$13,380	$23,085

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2014	2015
Revenues	$5,131,000	$10,760,000
Cost of services sold	(3,772,000)	(7,619,000)

Gross profit	1,359,000	3,141,000
Selling, general and administrative expense	(2,596,000)	(4,617,000)

Operating loss	(1,237,000)	(1,476,000)
Interest expense	(46,000)	(110,000)
Gain on bargain asset purchase	-	4,099,000
Other income	79,000	161,000

Income (loss) before income taxes	(1,204,000)	2,674,000
Income tax (expense) - current	-	(2,000)
Income tax benefit - deferred	-	2,714,000
Net income (loss)	$(1,204,000)	$5,386,000

Income (loss) per share:
Basic:
Net income (loss)	$(0.11)	$0.44
Weighted average number of shares	10,536,906	12,341,254
Diluted:
Net income (loss)	$(0.11)	$0.42
Weighted average number of shares including the dilutive effect of stock options	10,536,906	12,790,411

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30, (in thousands)
	2014	2015

Cash flows from operating activities:
Net income (loss)	$(1,204)	$5,386
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain asset purchase	-	(4,099)
Income tax benefit – deferred	-	(2,714)
Depreciation and amortization	335	467
Amortization of deferred gain on real estate	(45)	(44)
Amortization of deferred lease credit	(52)	(52)
Provision for doubtful accounts	5	10
Stock compensation expense	68	64
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	222	(195)
Decrease in inventories	42	1
(Increase) in prepaid expenses and other current assets	(226)	(119)
(Increase) decrease in other assets	5	(214)
(Increase) in deferred tax asset	-	(305)
Increase (decrease) in accounts payable	(73)	153
Increase (decrease) in accrued wages and benefits	221	(23)
Increase in other accrued expenses	82	153
Increase in deferred taxes payable	-	305
Net cash used in operating activities	(620)	(1,226)

Cash flows from investing activities:
Capital expenditures	(77)	(148)
Net cash used in investing activities	(77)	(148)

Cash flows from financing activities:
Borrowings from revolving credit agreement	-	637
Borrowings of notes payable	-	1,000
Repayment of notes payable	(55)	(56)
Payment of capital lease obligations	(47)	(13)
Net cash provided by (used in) financing activities	(102)	1,568
Net increase (decrease) in cash and cash equivalents	(799)	194
Cash and cash equivalents at beginning of period	2,346	22
Cash and cash equivalents at end of period	$1,547	$216

Selected cash payments and non-cash activities were as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2015
Cash payments for income taxes (net of refunds)	$-	$2
Cash payments for interest	$46	$96
Purchase of assets for common stock and warrants	$-	$1,417
Non-cash deferred interest expense	$-	$165

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

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

In July 2015, the Company completed the purchase of assets formerly owned by Modern VideoFilm, Inc. by issuing shares of its common stock and warrants to purchase shares of the Company’s common stock. As the result of the transaction, the Company added post-production service capabilities and expanded its client base comprising major studios, broadcast networks, cable outlets, streaming media companies, independent producers and others.

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

Typically, a feature film or television show or related material will be submitted to a facility by a motion picture studio, independent producer, advertising agency, or corporation for processing and distribution. A common sales force markets the Company’s capabilities for all facilities. Once an order is received, the local customer service representative determines the most cost-effective way to perform the services considering geographical logistics and facility capabilities.

In fiscal 2010, the Company purchased assets and intellectual property for a research and development project to address the viability of the DVD rental business being abandoned by the closure of Movie Gallery/Hollywood Video and Blockbuster stores. The DVD rental market consists principally of online services (Netflix), vending machines (Redbox) and other video stores.

As of September 30, 2015, the Company had opened three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine). Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2015.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2014	2015
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,537	12,341
Dilutive effect of outstanding stock options	-	449
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,537	12,790
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	27	-

The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share in the three month period ended September 30, 2014. The effect of potentially dilutive securities for September 30, 2014 was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 2,648,473 and 2,984,910 potentially dilutive shares at September 30, 2014 and 2015, respectively.

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

As of September 30, 2015 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

NOTE 2 – ACQUISITION OF ASSETS OF MODERN VIDEOFILM, INC.

On July 8, 2015, Point.360 entered into a Sale Agreement Pursuant to Article 9 of the Uniform Commercial Code (the “Sale Agreement”) in a foreclosure sale pursuant to which Point.360 acquired certain assets of Modern VideoFilm, Inc. (“MVF”) including, but not limited to, MVF's equipment, inventory, and accounts receivable, in a private sale conducted under applicable provisions of the New York Uniform Commercial Code, and assumed no debts, obligations or liabilities except for agreeing to pay a portion of the rent for each facility of MVF to its landlord on a per diem basis based on the number of days post-closing, if any, that we occupy such facility to complete the relocation of certain acquired assets, and paid time off owed to former MVF employees employed by the Company in connection with the closing to the extent (i) accrued and unused as of the closing, and (ii) such employees have not requested such paid time off to be paid by MVF.

As consideration for the assets described in the preceding paragraph, we issued 2,000,000 shares of our common stock, and five-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $0.75 per share. We also issued to Medley Capital Corporation and Medley Opportunity Fund II LP (the “Lenders”) warrants to purchase an aggregate of 500,000 shares of our common stock under the same terms as in the previous sentence in consideration for the Term Loan Agreement described below.

In connection with the Acquisition, on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6.0 million, $1.0 million of which was funded on the July 8, 2015 closing date. Under the Loan Agreement, we may request one or more additional advances in an aggregate amount not to exceed the remaining $5.0 million, until the third anniversary of the closing date. The fair value assigned to the common stock and warrants issued as consideration for the purchase of assets and the Term Loan was $1,417,000 and $165,000, respectively. The fair value of the consideration for the Term Loan was recorded as a reduction in the total amount of the Term Loan, and will be amortized over the five-year life of the Term Loan.

The condensed consolidated balance sheet reflects the allocation by Point.360 management of the MVF purchase price to identifiable tangible and intangible assets and liabilities acquired, and a credit to retained earnings for $6.8 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible assets acquired (less liabilities assumed), and (y) the fair value of the common shares and warrants given as consideration for the purchase (see table below). The excess of the net asset value purchased over the purchase price has been recorded as other income in the three months ended September 30, 2015.

Under the acquisition method of accounting, the total estimated purchase price is allocated to MVF’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the purchase date. The following table summarizes the allocation of the purchase price for MVF:

Current assets	$3,173,000
Property and equipment	5,359,000
Other assets	118,000
Acquired intangibles:
Trade name	150,000
Customer relationships	200,000
Total fair value of assets acquired	9,000,000
Total liabilities assumed	(770,000)
Net assets acquired	8,230,000
Common stock and warrant consideration	(1,417,000)
Gain before deferred income tax benefit	6,813,000
Income tax benefit – deferred	(2,714,000)
Gain on bargain asset purchase	$4,099,000

ASC 805 requires that when fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of assets, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such assessment and concluded that the values assigned for the acquisition are reasonable. The gain on bargain purchase was primarily attributable to the fact that this was a foreclosure sale.

NOTE 3 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.33% as of September 30, 2015). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of September 30, 2015, the Company owed approximately $4.9 million under the mortgage.

Amounts due under the mortgage are secured by the related real estate. Until January 27, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring on that date.

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

In February 2015, the company entered into a two-year credit agreement which provides $2 million of borrowings based on 80% of acceptable accounts receivable as defined. The loan and security agreement as amended provides for interest at prime rate plus 1.0% (4.25% as of September 30, 2015). In addition, the Company will pay a monthly “collateral management” fee of 0.45% of the outstanding daily loan balance (an equivalent annual fee of 5.4%), and an annual commitment fee of $5,000. Amounts outstanding under the agreement will be secured by all of the Company’s personal property. As of September 30, 2015, the Company owed $0.8 million under the credit agreement.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new mortgage covenant requirements, the balance owed for the mortgage debt has been classified as a current liability in the condensed consolidated balance sheet as of September 30, 2015.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. Under the Loan Agreement, we may request one or more additional advances in an aggregate amount not to exceed $5,000,000, until the third anniversary of the closing date.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loans at a rate per annum equal to three-month LIBOR plus 6.00% (6.33% as of September 30, 2015). At the Company's election, interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Term Loans. The outstanding principal balance and all accrued and unpaid interest on the Term Loans are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loans from time to time in whole or in part without penalty or premium.

Annual maturities for debt under term note and capital lease obligations as of September 30, 2015 are as follows:

2016	$5,685,000
2017	59,000
2018	29,000
2019	-
2020	1,000,000
Thereafter	-

Total:	$6,773,000

NOTE 4 – PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2015 and September 30, 2015.

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

Property and equipment consist of the following as of September 30, 2015:

Land	$2,405,000
Buildings	6,018,000
Machinery and equipment	43,288,000
Leasehold improvements	8,766,000
Computer equipment	8,184,000
Equipment under capital lease	1,102,000
Office equipment, vehicles, CIP	919,000
Subtotal	70,682,000
Less accumulated depreciation and amortization	(56,400,000)
Property and equipment, net	$14,282,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 6 – INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through September 30, 2015 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through September 30, 2015. Based on Company’s review of its tax positions as of September 30, 2015, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

During the quarter ended September 30, 2015, the Company recorded a deferred tax benefit in the amount of $2.7 million equal to the Company’s effective federal and state tax rate (approximately 40%) times the $6.8 million gain recorded in connection with the purchase of MVF’s assets. For financial statement purposes, the MVF purchase transaction was a bargain purchase. Therefore, the assets were recorded at their fair value determined under ASC 805, and the bargain element of the transaction was recorded as other income (ASC 805-30-25-2). The differences between the book and tax bases of the net assets acquired result in the recognition of deferred tax liabilities of $2.7 million ($6.8 million x 40% tax rate). The amount of the deferred tax benefit was recorded as a reduction of the $6.8 million gain on the statement of operations.

As of September 30, 2015, the Company had no net deferred tax assets because future realizability of such benefit was not considered to be more likely than not.

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

NOTE 7 – STOCK OPTION PLAN, STOCK-BASED COMPENSATION

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three month period ended September 30, 2015 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three month periods ended September 30, 2014 and 2015 was as follows:

Three months ended September 30, 2014	$68,000
Three months ended September 30, 2015	$64,000

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

During the three month period ended September 30, 2015 the Company granted awards of 65,000 stock options at an exercise price of $1.00 per share.

The following table summarizes the status of the 2007 and 2010 Plans as of September 30, 2015:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,692,635	1,292,275	2,984,910
Options available for grant	275,200	2,704,150	2,979,350

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2015	2,935,060	$0.70	$0.49
Granted	65,000	$1.00	$0.89
Exercised	-	$-	$-
Cancelled	(15,150)	$1.27	$0.66

Balance at September 30, 2015	2,984,910	$0.70	$0.50

As of September 30, 2015, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.5 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2015 were as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($)
Employees – Outstanding	2,849,910	$0.70	2.57	$881,000
Employees – Expected to Vest	2,564,919	$0.70	2.57	$793,000
Employees – Exercisable	1,303,116	$0.81	1.47	$246,000

Non-Employees – Outstanding	135,000	$0.75	2.34	$39,000
Non-Employees – Expected to Vest	135,000	$0.75	2.34	$39,000
Non-Employees – Exercisable	127,500	$0.76	2.30	$36,000

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2015, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of September 30, 2015 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
1.15	22,500	0.13 years	1.15	22,500	0.13 years
1.07	22,500	1.17 years	1.07	22,500	1.17 years
1.00	65,000	4.95 years	1.00	-	4.95 years
0.95	229,025	1.46 years	0.95	171,768	1.46 years
0.86	509,335	0.36 years	0.86	509,335	0.36 years
0.81	809,800	2.36 years	0.81	404,900	2.36 years
0.80	22,500	2.11 years	0.80	22,500	2.11 years
0.75	75,000	0.61 years	0.75	75,000	0.61 years
0.74	22,500	3.10 years	0.74	22,500	3.10 years
0.64	15,000	3.12 years	0.64	7,500	3.12 years
0.57	5,000	3.95 years	0.57	5,000	3.95 years
0.50	548,450	3.35 years	0.50	137,113	3.35 years
0.48	608,300	4.37 years	0.48	-	4.37 years
0.23	30,000	4.10 years	0.23	30,000	4.10 years

In addition to the above 2007 and 2010 Plans, the Company issued 10,000 shares of restricted stock during fiscal year ended June 30, 2010 with a weighted average fair value of $0.58 per share.

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

NOTE 8 – STOCK RIGHTS PROGRAM

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

No triggering events occurred in the three months ended September 30, 2015.

NOTE 9 – SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2015 to September 30, 2015 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity
Balance, June 30, 2015	$21,715	$11,176	$(28,653)	$4,238
Share and warrant issuance for assets	1,155	262		1,417
Share and warrant issuance for Term Loan	-	165	-	165
Stock-based compensation expense	-	64	-	64
Net income	-	-	5,386	5,386
Balance, September 30, 2015	$22,870	$11,667	$(23,267)	$11,270

NOTE 10 – STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the three months ended September 30, 2015.

NOTE 11 – SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three month periods ended September 30, 2014 and 2015. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended September 30,
	2014	2015
Point.360	$5,039	$10,699
Movie>Q	92	61
Consolidated revenue	$5,131	$10,760

Operating loss	Three Months Ended September 30,
	2014	2015
Point.360	$(1,132)	$(1,342)
Movie>Q	(105)	(134)
Operating loss	$(1,237)	$(1,476)

Total Assets	June 30,	September 30,
	2015	2015
Point.360	$12,601	$22,604
Movie>Q	779	738
Consolidated assets	$13,380	$23,342

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

To meet these needs, we must be prepared to invest in technology and equipment, and attract the talent needed to serve our client needs. Labor, facility and depreciation expenses constitute approximately 70% of our revenues. Our goals include maximizing facility and labor usage, and maintaining sufficient cash flow for capital expenditures and acquisitions of complementary businesses to enhance our service offerings.

We have an opportunity to expand our business by establishing closer relationships with our customers through excellent service at a competitive price and adding to our service offering. Our success is also dependent on attracting and maintaining employees capable of maintaining such relationships. Also, growth can be achieved by acquiring similar businesses that can increase revenues by adding new customers, or expanding current services to existing customers. For example, in July 2015, we completed the purchase of assets formerly owned by Modern VideoFilm, Inc. (“MVF”). As the result of the transaction, the Company added post-production service capabilities and expanded its client base comprising major studios, broadcast networks, cable outlets, streaming media companies, independent producers and others.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues were $10.8 million for the three months ended September 30, 2015, compared to $5.1 million for the three months ended September 30, 2014. Sales increased $5.2 million due to the addition of MVF as of July 9, 2015. There is a risk that negative sales fluctuations may occur for these customers the future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. Additionally, sales to continuing MVF customers may be negatively impacted due to employee turnover and customer reaction to facility changes and other transition activities resulting from the acquisition transaction. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended September 30, 2015, total costs of services increased $3.8 million ($4.3 million due to the addition of MVF), and were 71% of sales compared to 74% in the prior year. $2.6 million of the increase was associated with wages and benefits. In the current period, depreciation costs increased $0.1 million due to the addition of MVF assets.

Gross Profit. In the three months ended September 30, 2015, gross margin was 29% of sales, compared to 26% for the same period last year. The increase in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $4.6 million (43% of sales) in the three months ended September 30, 2015 as compared to $2.6 million (51% of sales) in the same period last year. SG&A for the three month period ended September 30, 2015 includes approximately $0.3 million of legal, accounting and other expenses related to the MVF purchase transaction.

Operating Loss. Operating loss was $1.5 million in the three months ended September 30, 2015 period compared to a $1.2 million loss in the same period last year.

Interest Expense. Net interest expense was $0.1 million in the three months ended September 30, 2015 compared to $46,000 in the prior year period.

Other Income. Other income in both periods includes sublease income. Other income in the current period also includes $4.1 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible MVF assets acquired (less liabilities assumed), and (y) the fair value of the common shares and the warrants given as consideration for the purchase.

Income Taxes. During the quarter ended September 30, 2015, the Company recorded a deferred income tax benefit in the amount of $2.7 million related to the MVF assets acquired.

Net Income (Loss). Net income in the three months ended September 30, 2015 was $5.4 million, compared to a $1.2 million loss in the prior year period.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provides for interest at Libor plus 3% (3.33% as of September 30, 2015). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of September 30, 2015, the Company owed approximately $4.9 million under the mortgage.

Amounts due under the mortgage are secured by the related real estate. Until January 27, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring on that date.

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

In February 2015, the company entered into a two-year credit agreement which provides $2 million of borrowings based on 80% of acceptable accounts receivable as defined. The loan and security agreement as amended provides for interest at prime rate plus 1.0% (4.25% as of September 30, 2015). In addition, the Company will pay a monthly “collateral management” fee of 0.45% of the outstanding daily loan balance (an equivalent annual fee of 5.4%), and an annual commitment fee of $5,000. Amounts outstanding under the agreement will be secured by all of the Company’s personal property. As of September 30, 2015, the Company owed $0.8 million under the credit agreement.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new mortgage covenant requirements, the balance owed for the mortgage debt has been classified as a current liability in the condensed consolidated balance sheet as of September 30, 2015.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. Under the Loan Agreement, we may request one or more additional term loans in an aggregate amount not to exceed $5,000,000, until the third anniversary of the closing date.

Under the Loan Agreement, we must pay monthly interest in arrears on the unpaid principal balance of the Term Loans at a rate per annum equal to three-month LIBOR plus 6.00%. At the Company's election, interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Term Loans. The outstanding principal balance and all accrued and unpaid interest on the Term Loans are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loans from time to time in whole or in part without penalty or premium.

Amounts Borrowed. As of September 30, 2015, the Company had outstanding borrowings of $0.8 million of under the revolving credit facility, $0.1 million of equipment financing, $4.9 million of mortgage debt, and $1.0 million under the Term Loan. Subsequent to September 30, 2015, we borrowed an additional $1.0 million under the Term Loan.

Monthly and annual principal and interest payments due under the capital leases, mortgage and Term Loan balances outstanding as of September 30, 2015 are approximately $42,000 and $0.5 million, respectively, assuming no change in interest rates.

The following table summarizes the September 30, 2015 amounts outstanding under our line of credit, capital lease obligations and mortgage loans:

Line of credit	$761,000
Current portion of notes payable, capital leases and mortgages	4,939,000
Long-term portion of notes payable, capital leases and mortgages	73,000
Term Loan	1,000,000
Total	$6,773,000

The Company’s cash balance increased from $22,000 on July 1, 2015 to $216,000 on September 30, 2015, due to the following:

Balance July 1, 2015	$22,000
Increase in accounts receivable	(195,000)
Increase in prepaid expenses & other assets	(333,000)
Borrowing of notes payable	1,000,000
Capital expenditures for property and equipment	(148,000)
Changes in other assets and liabilities	(130,000)
Balance September 30, 2015	$216,000

Cash generated by operating activities is directly dependent upon sales levels and gross margins achieved. We generally receive payments from customers in 30-90 days after services are performed. The larger payroll and facilities components of our cost structure must be paid currently. Payment terms of other liabilities vary by vendor and type. Fluctuations in sales levels will generally affect cash flow negatively or positively in early periods of growth or contraction, respectively, because of operating cash receipt/payment timing. Other investing and financing cash flows also affect cash availability.

In fiscal 2014 and 2015, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have increased from approximately 52 days to 57 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of September 30, 2015 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$5,883,000	$4,883,000	$-	$1,000,000	$-
Term Debt Interest Obligations(1)	470,000	220,000	125,000	125,000	-
Capital Lease Obligations	130,000	56,000	74,000	-	-
Capital Lease Interest Obligations	9,000	6,000	3,000	-	-
Operating Lease Obligations	11,397,000	3,090,000	4,286,000	3,217,000	804,000
Line of Credit Obligations	761,000	761,000	-	-	-
Total	$18,650,000	$9,016,000	$4,488,000	$4,342,000	$804,000

(1)	Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company had generated sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were $(620,000) and ($1,226,000) for the 3-month period ended September 30, 2014 and September 30, 2015, respectively. The Company expects to generate sufficient cash flows from operations during the fiscal year ending June 30, 2016 to meet its working cash flow needs. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future, unless its bank elects to declare all obligations due and payable as a result of a future covenant default condition.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, valuation of long-lived assets, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $14.6 million as of September 30, 2015.

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

Accounting for income taxes. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the condensed consolidated statements of operations.

At September 30, 2015, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at September 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $6.8 million on September 30, 2015 under note payable, mortgage and Term Loan agreements. Our line of credit, equipment financing, Term Loan and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during the three months ended September 30, 2015 was 6.4%. For variable rate debt outstanding at September 30, 2015, a .25% increase in interest rates will increase annual interest expense by approximately $17,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 3.0-6.0% (3.33% to 6.33% as of September 30, 2015). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses.
●	Changes in credit agreements and breaches of related covenants and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.
●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.
●	Our ability to operate effectively as a stand-alone, publicly traded company.
●	The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Specific risk factors related to our July 2015 acquisition of the assets of Modern VideoFilm, Inc. include

●	difficulty in realizing anticipated financial or strategic benefits of such acquisition.
●	diversion of capital and potential dilution of stockholder ownership,
●	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all,
●	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures,
●	management of employee relations across facilities,
●	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of geographically dispersed personnel and operations,
●	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards,
●	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards,
●	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify,
●	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame,
●	non-cash impairment charges or other accounting charges relating to the acquired assets, and
●	maintaining strong relationships with our and our acquired companies’ customers after the acquisitions.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2015, Form 10-K filed with the Securities and Exchange Commission, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally. Except to the extent of any obligation to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 6. EXHIBITS

(a)	Exhibits
3.2	Amended and Restated Bylaws of Point.360, as amended as of November 11, 2015.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015; (2) Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2015; (3) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2015; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: November 12, 2015	By:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President, Finance and Administration
(duly authorized officer and principal financial officer)

