Form 10-Q
period 2016-03-31
Point.360
filed 2016-05-12
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

☐ Yes           ☑ No

As of March 31, 2016, there were 12,630,506 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2015	March, 31 2016
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22	$360
Accounts receivable, net of allowances for doubtful accounts of $249 and $285, respectively	3,067	5,811
Inventories, net	135	170
Prepaid expenses and other current assets	315	703
Total current assets	3,539	7,044

Property and equipment, net	9,226	13,944
Deferred income tax asset	-	305
Other assets, net	615	1,231
Total assets	$13,380	$22,524

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,062	$5,819
Current portion of capital lease obligations	55	108
Accounts payable	714	680
Accrued wages and benefits	972	1,699
Other accrued expenses	26	138
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209
Deferred income taxes payable	-	305

Total current liabilities	7,216	9,136

Capital lease obligations, less current portion	88	101
Deferred gain on sale of real estate, less current portion	846	713
Deferred lease incentive, less current portion	992	835
Notes payable, less current portion	-	4,860

Total long-term liabilities	1,926	6,509

Total liabilities	9,142	15,645

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,536,906 and 12,630,506 shares issued and outstanding on June 30, 2015 and March 31, 2016, respectively	21,715	22,924
Additional paid-in capital	11,175	11,829
Accumulated deficit	(28,652)	(27,874)
Total shareholders’ equity	4,238	6,879

Total liabilities and shareholders’ equity	$13,380	$22,524

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016

Revenues	$5,325,000	$8,874,000	$15,810,000	$29,328,000
Cost of services sold	(3,409,000)	(7,153,000)	(10,987,000)	(22,510,000)

Gross profit	1,916,000	1,721,000	4,823,000	6,818,000
Selling, general and administrative expense	(2,456,000)	(4,104,000)	(7,722,000)	(13,210,000)

Operating loss	(540,000)	(2,383,000)	(2,899,000)	(6,392,000)
Interest expense	(60,000)	(151,000)	(150,000)	(366,000)
Gain on bargain purchase	-	-	-	4,099,000
Other income	85,000	241,000	245,000	728,000

Income (loss) before income taxes	(515,000)	(2,293,000)	(2,804,000)	(1,931,000)
Income tax expense current	-	-	-	(5,000)
Income tax benefit deferred	-	-	-	2,714,000
Net income (loss)	$(515,000)	$(2,293,000)	$(2,804,000)	$778,000

Income (loss) per share:
Basic:
Net income (loss)	$(0.05)	$(0.18)	$(0.27)	$0.06
Weighted average number of shares	10,536,906	12,611,550	10,536,906	12,503,685
Diluted:
Net income (loss)	$(0.05)	$(0.18)	$(0.27)	$0.06
Weighted average number of shares including the dilutive effect of stock options	10,536,906	12,611,550	10,536,906	13,128,504

See accompanying notes to condensed consolidated financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, (in thousands)
	2015	2016

Cash flows from operating activities:
Net income (loss)	$(2,804)	$778
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on bargain purchase	-	(4,099)
Income tax benefit – deferred	-	(2,714)
Depreciation and amortization	1,062	1,590
Amortization of deferred gain on real estate	(133)	(133)
Amortization of deferred lease credit	(157)	(157)
Provision for doubtful accounts	15	(153)
Stock compensation expense	204	226
Issuance of common stock	-	54
Changes in operating assets and liabilities:
Decrease in accounts receivable	702	482
Decrease in inventories	67	65
(Increase) in prepaid expenses and other current assets	(213)	(388)
(Increase) decrease in other assets	18	(170)
(Increase) in deferred tax asset	-	(305)
(Decrease) in accounts payable	(253)	(34)
(Decrease) in accrued wages and benefits	(306)	(42)
Increase in other accrued expenses	-	111
(Decrease) in other liabilities	(6)	-
Increase in deferred taxes payable	-	305
Net cash used in operating activities	(1,804)	(4,584)

Cash flows from investing activities:
Capital expenditures	(354)	(782)
Net cash used in investing activities	(354)	(782)

Cash flows from financing activities:
Borrowings from revolving credit agreement	941	923
Borrowings of notes payable	-	5,000
Repayment of notes payable	(166)	(166)
Payment of capital lease obligations	(154)	(53)
Net cash provided by financing activities	621	5,704
Net increase (decrease) in cash and cash equivalents	(1,537)	338
Cash and cash equivalents at beginning of period	2,346	22
Cash and cash equivalents at end of period	$809	$360

Selected cash payments and non-cash activities were as follows (in thousands):

	Nine Months Ended
	March 31,
	2015	2016
Cash payments for income taxes (net of refunds)	$-	$5
Cash payments for interest	$135	$305
Assets acquired under capital lease	$170	$119
Purchase of assets for common stock and warrants	$-	$1,417
Non-cash deferred interest expense	$-	$165

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2016

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

In July 2015, the Company completed the purchase of assets formerly owned by Modern VideoFilm, Inc. by issuing shares of its common stock and warrants to purchase shares of the Company’s common stock. As a result of the transaction, the Company added post-production service capabilities and expanded its client base comprising major studios, broadcast networks, cable outlets, streaming media companies, independent producers and others.

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

As of March 31, 2016, the Company had opened three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine). Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2015.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2015	2016	2015	2016
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	10,537	12,612	10,537	12,504
Dilutive effect of outstanding stock options	-	-	-	625
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	10,537	12,612	10,537	13,129
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	10	485	3	-

The weighted average number of common shares outstanding were the same amount for both basic and diluted loss per share in the three month periods ended March 31, 2015 and 2016 and the nine-month period ended March 31, 2015. The effect of potentially dilutive securities for those periods was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 1,431,566 and 1,404,925 potentially dilutive shares at March 31, 2015 and 2016, respectively.

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

As of March 31, 2016 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

The condensed consolidated balance sheet reflects the allocation by Point.360 management of the MVF purchase price to identifiable tangible and intangible assets and liabilities acquired, and a credit to retained earnings for $6.8 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible assets acquired (less liabilities assumed), and (y) the fair value of the common shares and warrants given as consideration for the purchase (see table below). The excess of the net asset value purchased over the purchase price was recorded as other income in the nine months ended March 31, 2016.

Under the acquisition method of accounting, the total estimated purchase price was allocated to MVF’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the purchase date. The following table summarizes the allocation of the purchase price for MVF:

Current assets	$3,173,000
Property and equipment	5,359,000
Other assets	118,000
Acquired intangibles:
Trade name	150,000
Customer relationships	200,000
Total fair value of assets acquired	9,000,000
Total liabilities assumed	(770,000)
Net assets acquired	8,230,000
Common stock consideration	(1,417,000)
Gain before deferred income tax benefit	6,813,000
Income tax benefit – deferred	(2,714,000)
Gain on bargain purchase	$4,099,000

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way mortgage provides for interest at Libor plus 3% (3.44% as of March 31, 2016). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of March 31, 2016, the Company owed approximately $4.8 million under the mortgage.

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

In February 2015, the Company entered into a two-year $2 million credit agreement which, as amended in March 2016, now provides for $4 million of borrowings during the 18 months ending September 15, 2017 based on 80% of acceptable accounts receivable as defined. The loan and security agreement as amended provides for interest at prime rate plus 1.0% (4.50% as of March 31, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.45% of the outstanding daily loan balance (an equivalent annual fee of 5.4%), and an annual commitment fee of $5,000. Amounts outstanding under the agreement are secured by all of the Company’s personal property. As of March 31, 2016, the Company owed $1.0 million under the credit agreement.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new mortgage covenant requirements, the balance owed for the mortgage debt has been classified as a current liability in the condensed consolidated balance sheet as of March 31, 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of March 31, 2016, the Company had borrowed a total of $5,000,000 under the Loan Agreement. Under the Loan Agreement, we may request one or more additional advances in an aggregate amount not to exceed $1,000,000, until the third anniversary of the closing date.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (6.63% as of March 31, 2016). At the Company's election, interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Term Loans. The outstanding principal balance and all accrued and unpaid interest on the Term Loans are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loans from time to time in whole or in part without penalty or premium.

Annual maturities for debt under term note and capital lease obligations as of March 31, 2016 are as follows:

2016	$5,927,000
2017	69,000
2018	32,000
2019	-
2020	5,000,000
Thereafter	-

Total:	$11,028,000

NOTE 4- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2016.

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

Property and equipment consist of the following as of March 31, 2016:

Land	$2,405,000
Buildings	6,083,000
Machinery and equipment	43,476,000
Leasehold improvements	9,030,000
Computer equipment	8,245,000
Equipment under capital lease	1,221,000
Office equipment, vehicles, CIP	907,000
Subtotal	71,367,000
Less accumulated depreciation and amortization	(57,423,000)
Property and equipment, net	$13,944,000

NOTE 5- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 6- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through March 31, 2016 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through March 31, 2016. Based on Company’s review of its tax positions as of March 31, 2016, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

During the nine months ended March 31, 2016, the Company recorded a deferred tax benefit in the amount of $2.7 million equal to the Company’s effective federal and state tax rate (approximately 40%) times the $6.8 million gain recorded in connection with the purchase of MVF’s assets. For financial statement purposes, the MVF purchase transaction was a bargain purchase. Therefore, the assets were recorded at their fair value determined under ASC 805, and the bargain element of the transaction was recorded as other income (ASC 805-30-25-2). The differences between the book and tax bases of the net assets acquired result in the recognition of deferred tax liabilities of $2.7 million ($6.8 million x 40% tax rate). The amount of the deferred tax benefit was recorded as a reduction of the $6.8 million gain on the statement of operations.

As of March 31, 2016, the Company had no net deferred tax assets because future realizability of such benefit was not considered to be more likely than not.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2016 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and nine month periods ended March 31, 2015 and 2016 was as follows:

Three months ended March 31, 2015	$64,000
Three months ended March 31, 2016	$68,000
Nine months ended March 31, 2015	$203,000
Nine months ended March 31, 2016	$226,000

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

During each of the three and nine month periods ended March 31, 2015 and 2016, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options	Average Exercise	Options	Average Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended March 31, 2015	250,000	$0.48	359,900	$0.48
Three months ended March 31, 2016	544,000	$0.88	100,000	$0.88
Nine months ended March 31, 2015	285,000	$0.46	359,900	$0.48
Nine months ended March 31, 2016	639,000	$0.90	100,000	$0.88

The following table summarizes the status of the 2007 and 2010 Plans as of March 31, 2016:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,933,250	1,119,775	3,053,025
Options available for grant	10,985	2,806,650	2,817,635

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2015	2,935,060	$0.70	$0.49
Granted	65,000	$1.00	$0.89
Exercised	-	$-	$-
Cancelled	(15,150)	$1.27	$0.66

Balance at September 30, 2015	2,984,910	$0.70	$0.50
Granted	30,000	$1.04	$0.93
Exercised	(52,600)	$0.65	$0.43
Cancelled	(23,500)	$1.12	$0.64

Balance at December 31, 2015	2,938,810	$0.71	$0.50
Granted	644,000	$0.88	$0.79
Exercised	(41,000)	$0.51	$0.39
Cancelled	(488,785)	$0.86	$0.49

Balance at March 31, 2016	3,053,025	$0.72	$0.57

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

No triggering events occurred in the nine months ended March 31, 2016.

NOTE 9- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2015 to March 31, 2016 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity

Balance, June 30, 2015	$21,715	$11,176	$(28,653)	$4,238
Share and warrant issuance for assets	1,155	262	-	1,417
Share and warrant issuance for Term Loan	-	165	-	165
Stock-based compensation expense	-	64	-	64
Net Income	-	-	5,386	5,386
Balance, September 30, 2015	$22,870	$11,667	$(23,267)	$11,270
Stock option exercises	34	-	-	34
Stock-based compensation expense	-	94	-	94
Net loss	-	-	(2,314)	(2,314)
Balance, December 31, 2015	$22,904	$11,761	$(25,581)	$9,084
Stock option exercises	20	-	-	20
Stock-based compensation expense	-	68	-	68
Net loss	-	-	(2,293)	(2,293)
Balance, March 31, 2016	$22,924	$11,829	$(27,874)	$6,879

NOTE 10- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the nine months ended March 31, 2016.

NOTE 11- SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three and nine month periods ended March 31, 2015 and 2016. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Movie>Q – The Movie>Q segment rents and sells DVDs directly to consumers through its retail stores. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection.

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Point.360	$5,236	$8,806	$15,528	$29,131
Movie>Q	89	68	282	197
Consolidated revenue	$5,325	$8,874	$15,810	$29,328

Operating loss	Three Months Ended March 31		Nine Months Ended March 31,
	2015	2016	2015	2016
Point.360	$(469)	$(2,225)	$(2,646)	$(5,952)
Movie>Q	(71)	(157)	(253)	(439)
Operating loss	$(540)	$(2,382)	$(2,899)	$(6,391)

Total Assets	June 30,	March 31,
	2015	2016
Point.360	$12,601	$21,917
Movie>Q	779	607
Consolidated assets	$13,380	$22,524

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues. Revenues were $8.9 million for the three months ended March 31, 2016, compared to $5.3 million for the three months ended March 31, 2015. All $3.6 million of the sales increase was due to the addition of MVF as of July 9, 2015. There is a risk that negative sales fluctuations may occur for these customers the future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. Additionally, sales to continuing MVF customers may be negatively impacted due to employee turnover and customer reaction to facility changes and other transition activities resulting from the acquisition transaction. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended March 31, 2016, total costs of services increased $3.7 million ($3.9 million due to the addition of MVF), and were 81% of sales compared to 64% in the prior year. $2.8 million of the increase was associated with wages and benefits. In the current period, depreciation costs increased $0.1 million due to the addition of MVF assets.

Gross Profit. In the three months ended March 31, 2016, gross margin was 19% of sales, compared to 36% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $4.1 million (46% of sales) in the three months ended March 31, 2016 as compared to $2.5 million (46% of sales) in the same period last year.

Operating Loss. Operating loss was $2.4 million in the three months ended March 31, 2016 period compared to a $0.5 million loss in the same period last year.

Interest Expense. Net interest expense was $151,000 in the three months ended March 31, 2016 compared to $60,000 in the prior year period. The increase was due to additional borrowings under the revolving line of credit and Term Loan Agreement.

Other Income. Other income in both periods includes sublease income.

Net Loss. Net loss in the three months ended March 31, 2016 was $2.3 million, compared to a $0.5 million loss in the prior year period.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Revenues. Revenues were $29.3 million for the nine months ended March 31, 2016, compared to $15.8 million for the nine months ended March 31, 2015. $12.9 million of the $13.5 million sales increase was due to the addition of MVF as of July 9, 2015. There is a risk that negative sales fluctuations may occur for these customers the future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. Additionally, sales to continuing MVF customers may be negatively impacted due to employee turnover and customer reaction to facility changes and other transition activities resulting from the acquisition transaction. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the nine months ended March 31, 2016, total costs of services increased $11.5 million ($12.6 million due to the addition of MVF), and were 77% of sales compared to 70% in the prior year. $8.4 million of the increase was associated with wages and benefits. In the current period, depreciation costs increased $0.3 million due to the addition of MVF assets.

Gross Profit. In the nine months ended March 31, 2016, gross margin was 23% of sales, compared to 31% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $13.2 million (45% of sales) in the nine months ended March 31, 2016 as compared to $7.7 million (49% of sales) in the same period last year. SG&A for the nine month period ended March 31, 2016 includes approximately $0.3 million of legal, accounting and other expenses related to the MVF purchase transaction.

Operating Loss. Operating loss was $6.4 million in the nine months ended March 31, 2016 period compared to a $2.9 million loss in the same period last year.

Interest Expense. Net interest expense was $0.4 million in the nine months ended March 31, 2016 compared to $0.2 million in the prior year period. The increase was due to additional borrowings under the revolving line of credit and Term Loan Agreement.

Other Income. Other income in both periods includes sublease income. Other income in the current period is $4.8 million, which includes $4.1 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible MVF assets acquired (less liabilities assumed), and (y) the fair value of the common shares and the warrants given as consideration for the purchase.

Income Taxes. During the nine months ended March 31, 2016, the Company recorded a deferred income tax benefit in the amount of $2.7 million related to the MVF assets acquired.

Net Income (Loss). Net income in the nine months ended March 31, 2016 was $0.8 million, compared to a $2.8 million loss in the prior year period.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way mortgage provides for interest at Libor plus 3% (3.44% as of March 31, 2016). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of March 31, 2016, the Company owed approximately $4.8 million under the mortgage.

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

In February 2015, the Company entered into a two-year $2 million credit agreement which, as amended in March 2016, now provides for $4 million of borrowings during the 18 months ending September 15, 2017 based on 80% of acceptable accounts receivable as defined. The loan and security agreement as amended provides for interest at prime rate plus 1.0% (4.50% as of March 31, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.45% of the outstanding daily loan balance (an equivalent annual fee of 5.4%), and an annual commitment fee of $5,000. Amounts outstanding under the agreement are secured by all of the Company’s personal property. As of March 31, 2016, the Company owed $1.0 million under the credit agreement.

Due to the Company’s failure to meet financial covenants in the past, and uncertainty of the Company’s ability to meet the new mortgage covenant requirements, the balance owed for the mortgage debt has been classified as a current liability in the condensed consolidated balance sheet as of March 31, 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of March 31, 2016, the Company had borrowed a total of $5,000,000 under the Loan Agreement. Under the Loan Agreement, we may request one or more additional advances in an aggregate amount not to exceed $1,000,000, until the third anniversary of the closing date.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (6.63% as of March 31, 2016). At the Company's election, interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Term Loans. The outstanding principal balance and all accrued and unpaid interest on the Term Loans are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loans from time to time in whole or in part without penalty or premium.

Amounts Borrowed. As of March 31, 2016, the Company had outstanding borrowings of $1.0 million of under the revolving credit facility, $0.2 million of equipment financing, $4.8 million of mortgage debt, and $5.0 million under the Term Loan. Subsequent to March 31, 2016, we borrowed an additional $1.0 million under the Term Loan.

Monthly and annual principal and interest payments due under the capital leases, mortgage and Term Loan balances outstanding as of March 31, 2016 are approximately $69,000 and $0.8 million, respectively, assuming no change in interest rates.

The following table summarizes the March 31, 2016 amounts outstanding under our line of credit, capital lease obligations, term loan, and mortgage loans:

Line of credit	$1,047,000
Current portion of notes payable, capital leases and mortgages	4,880,000
Long-term portion of notes payable, capital leases and mortgages	101,000
Term Loan	5,000,000
Total	$11,028,000

The Company’s cash balance increased from $22,000 on July 1, 2015 to $360,000 on March 31, 2016, due to the following:

Balance July 1, 2015	$22,000
Increase in accrued expenses	111,000
Decrease in accounts receivable	482,000
Borrowing of notes payable	5,923,000
Capital expenditures for property and equipment	(782,000)
Operating loss	(6,392,000)
Changes in other assets and liabilities	996,000
Balance March 31, 2016	$360,000

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

In fiscal 2015 and 2016, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 68 days to 57 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of March 31, 2016 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$9,632,000	$4,772,000	$-	$4,860,000	$-
Term Debt Interest Obligations (1)	1,811,000	485,000	663,000	663,000	-
Capital Lease Obligations	209,000	108,000	101,000	-	-
Capital Lease Interest Obligations	14,000	9,000	5,000	-	-
Operating Lease Obligations	9,923,000	3,123,000	3,583,000	3,217,000	-
Line of Credit Obligations	1,047,000	1,047,000	-	-	-
Total	$22,636,000	$9,544,000	$4,352,000	$8,740,000	$-

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company had generated sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows used in operations were ($1,804,000) and ($4,584,000) for the 9-month periods ended March 31, 2015 and March 31, 2016, respectively. The Company expects to generate sufficient cash flows during the fiscal year ending June 30, 2016 to meet its working cash flow needs. In our opinion, the Company will continue to be able to fund its needs for the foreseeable future, unless its bank elects to declare all obligations due and payable as a result of a future covenant default condition.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $13.9 million as of March 31, 2016.

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

At March 31, 2016, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $11.0 million on March 31, 2016 under note payable, mortgage and Term Loan agreements. Our line of credit, equipment financing, Term Loan and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during the nine months ended March 31, 2016 was 4.6%. For variable rate debt outstanding at March 31, 2016, a .25% increase in interest rates will increase annual interest expense by approximately $28,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 3.0-6.0% (3.63% to 6.63% as of March 31, 2016). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

Specific risk factors related to our July 2015 acquisition of the assets of Modern VideoFilm, Inc. include:

●	Difficulty in realizing anticipated financial or strategic benefits of such acquisition.
●	Diversion of capital and potential dilution of stockholder ownership.
●	The risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all.
●	Diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures.
●	Management of employee relations across facilities.
●	Difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of geographically dispersed personnel and operations.
●	Difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards.
●	Difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards.
●	Assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify.
●	Inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame.
●	Non-cash impairment charges or other accounting charges relating to the acquired assets.
●	Maintaining strong relationships with our and our acquired companies’ customers after the acquisitions.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as March 31, 2016 and June 30, 2015; (2) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2016; (3) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2016; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE: May 12, 2016	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

