Form 10-K
period 2016-06-30
Point.360
filed 2016-09-16
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Registrant's telephone number, including area code (323) 987-9444

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

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2015) was approximately $1.6 million. As of August 15, 2016, there were 12,630,506 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement (to be filed by October 28, 2016) relating to its 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	our recent history of losses and the need to raise additional operating capital ;
•	Point.360’s past breaches of credit agreements;
•	our highly competitive marketplace;
•	the risks associated with dependence upon significant customers;
•	our ability to execute our expansion strategy;
•	our ability to effectively and profitably absorb and manage our July 8, 2015 purchase of the assets of Modern VideoFilm;
•	our ability to repay the indebtedness that we incurred in connection with our purchase of the assets of Modern VideoFilm, the repayment of which is secured by the pledge of substantially all of our assets other than accounts receivable and real property:
•	the uncertain ability to manage in a changing environment;
•	our dependence upon, and our ability to adapt to, technological developments;
•	dependence on key personnel;
•	our ability to maintain and improve service quality;
•	fluctuation in quarterly operating results and seasonality in certain of our markets;
•	possible significant influence over corporate affairs by significant shareholders;
•	our ability to operate effectively as a stand-alone, publicly traded company; and
•	the cost associated with being compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

Archival Services.  We currently store approximately 500,000 videotape, audio and film elements in a protected environment.  The storage and handling of videotape, audio and film elements require specialized security and environmental control procedures.  We perform secure management archival services in all of our Burbank and state-of-the-art Media Center in Los Angeles.

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

Picture Preservation. Our Visionary Archive process can archive color images to single strip 35mm black-and-white film. This revolutionary process encodes full color motion picture images onto a single reel of 35mm black-and-white Panchromatic stock using two-thirds less film stock than traditional color separations. It will eliminate registration, stabilization, warping, luminance and color fading issues. This process can be used for digital migration as well as preservation.

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

As of June 30, 2016, we had opened three Movie>Q stores in Southern California. Each store employs an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to a 10,000 unit selection to customers at competitive low rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie and game titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine).

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

Customers

Point.360 has added customers through acquisitions and by delivering a favorable mix of reliability, timeliness, quality, service and price.  The integration of our facilities has given our customers a time advantage in the ability to deliver broadcast quality material. We market our services to major and independent motion picture and television production companies, television program suppliers and, on a more limited basis, national television networks, television program syndicators, corporations and educational institutions. Our motion picture clients include Disney, Twentieth Century Fox, NBC Universal, BBC, FremantleMedia, Warner Bros. and Paramount Pictures.

We solicit the motion picture and television industries to generate revenues.  In the fiscal years ended June 30, 2014, 2015 and 2016, five major motion picture studios accounted for approximately 69%, 69% and 63% of Point.360’s revenues, respectively. Sales to Twentieth Century Fox and affiliates comprised 25%, 23% and 17% of revenues in those periods, respectively.  Sales to Disney were 22% of sales in 2014, 24% of sales in 2015 and 23% of sales in 2016. Sales to Twentieth Century Fox and affiliates were made to approximately 50 individual customers within the group.

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

We have a sales and customer service staff of approximately 42 people, and we provide services 24 hours per day.  This staff serves as a single point of problem resolution and supports not only our customers but also the television stations and cable systems to which we deliver content.

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

Employees

The Company had approximately 380 full-time employees as of June 30, 2016. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

Risks Relating to Point.360’s Business

We have a history of losses, and we may incur losses in the future and the need to raise additional operating capital.

Point.360 had losses in each of the last five fiscal years due, in part, to increased price competition, the cost of being a publicly traded company, a number of non-recurring charges and, in Fiscal 2016, costs associated with the Company’s absorption of the Modern VideoFilm assets and business. There is no assurance as to future profitability on a quarterly or annual basis. We believe additional working capital will be necessary to meet the Company’s operating goals in the fiscal year ending June 30, 2017. There can be no assurance that the Company will be able to raise such working capital on terms satisfactory to the Company.

Point.360 previously breached its credit agreements, and we may do so in the future.

Due to net losses, Point.360 breached covenants of its credit facilities in fiscal 2014, 2015 and 2016. As of June 30, 2016, the Company did not meet the fixed charge ratio covenant under its mortgage obligation. If we incur losses in the future, there is a risk that defaults will continue under financial covenants contained in our credit agreements and/or we will not be able to pay off revolving or term loans when due. If default conditions exist in the future, all amounts that may be outstanding under the agreements may be declared due and payable which could materially and adversely affect our business.

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

Although we have an active client list of approximately 1,100 customers, our five largest customers and and/or their affiliates accounted for approximately 69%, 69% and 63% of our revenues in the fiscal years ended June 30, 2014, 2015 and 2016, respectively. Twentieth Century Fox (and affiliates) accounted for 25%, 23% and 17% in the fiscal years ended June 30, 2014, 2015 and 2016, respectively. Sales to Disney were 22%, 24% and 23% of sales in the fiscal years ended June 30, 2014, 2015 and 2016, respectively. Sales to Fremantle Media were 15%, 14% and 6% in the fiscal years ended June 30, 2014, 2015 and 2016, respectively. If one or more of these companies were to stop using our services, or use their influence to adversely affect pricing, our business could be adversely affected. Because we derive substantially all of our revenue from clients in the entertainment industry, our financial condition, results of operations and prospects could also be adversely affected by an adverse change in conditions which impact that industry.

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

Our operating results have varied in the past, and may vary in the future, depending on factors such as sales volume fluctuations due to seasonal buying patterns, the timing of new product and service introductions, the timing of revenue recognition upon the completion of longer term projects, increased competition, timing of acquisitions, the ability of our customers to finance projects, general economic factors and other factors. In past years, we impaired certain assets. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Our operating results have historically been significantly influenced by the volume of business from the motion picture industry, which is an industry that is subject to seasonal and cyclical downturns, and, occasionally, work stoppages by actors, writers and others. In any period, our revenues are subject to variation based on changes in the volume and mix of services performed. It is possible that in a future quarter our operating results will be below the expectations of equity research analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

As of June 30, 2016, the Company owned or leased six facilities which all have production capabilities and/or sales activities. The terms of leases for leased facilities expire at various dates from 2016 to 2021. The following table sets forth the location and approximate square footage of the Company's properties:

Square Footage
Burbank, CA (owned)	32,000
Burbank, CA (leased)	38,000
Los Angeles, CA (leased)	64,600
Westminster, CA (leased)	1,300
Costa Mesa, CA (leased)	1,200
La Mirada, CA (leased)	1,600

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock was traded on the NASDAQ Capital Markets until December 2014, and the OTCQX market thereafter under the symbol PTSX. The following table sets forth the high and low closing price per share for the Common Stock for each quarter of the fiscal years ended June 30, 2015 and 2016.

	Common Stock
	Low	High
Year Ended June 30, 2015
First Quarter	$0.36	$0.90
Second Quarter	$0.22	$0.53
Third Quarter	$0.26	$0.48
Fourth Quarter	$0.12	$0.39

	Common Stock
	Low	High
Year Ended June 30, 2016
First Quarter	$0.24	$1.15
Second Quarter	$0.76	$1.25
Third Quarter	$0.64	$1.00
Fourth Quarter	$0.40	$0.80

On August 31, 2016, the closing sale price of the Common Stock as reported on the OTCQX Market was $0.60 per share. On that date, there were approximately 1,000 holders of record of the Common Stock.

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

Stock Repurchases and Unregistered Stock Issuances

During the year ended June 30, 2016 the Company did not repurchase any of its securities, or issue any securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as they relate to the fiscal years ended June 30, 2012 to 2016 have been derived from the Company’s annual financial statements. This information should be read in conjunction with the Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts are shown in thousands, except per share data.

	Year Ended June 30,
Statement of Operations Data	2012	2013	2014	2015	2016
Revenues	$34,960	$30,937	$25,733	$21,581	$37,570
Cost of services sold	(22,064)	(20,419)	(17,347)	(14,206)	(29,244)
Gross profit	12,896	10,518	8,386	7,375	8,326
Selling, general and administrative expense	(12,074)	(11,982)	(11,336)	(10,329)	(17,235)
Operating income (loss)	822	(1,464)	(2,950)	(2,954)	(8,909)
Interest expense, net	(814)	(394)	(285)	(256)	(544)
Other income	440	647	588	324	4,986
(Provision for) benefit from income tax	-	(23)	(3)	-	2,709
Net income (loss)	$448	$(1,234)	$(2,650)	$(2,886)	$(1,758)
Income (loss) per share	$0.04	$(0.12)	$(0.25)	$(0.27)	$(0.14)
Weighted average common share outstanding	10,513	10,513	10,533	10,537	12,535

	Year Ended June 30,
Other Data	2012	2013	2014	2015	2016
Capital expenditures	$3,271	$476	$380	$416	$1,306
Selected Balance Sheet Data
Cash and cash equivalents	$1,219	$1,696	$2,346	$22	$49
Working capital	4,261	3,420	(1,723)	(3,676)	(3,311)
Property and equipment, net	17,475	15,993	10,173	9,226	13,924
Total assets	25,971	23,652	17,049	13,380	20,542
Shareholders' equity	10,231	9,219	6,861	4,238	4,430

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

	Twelve Months Ended June 30,
	2014		2015		2016
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues

Revenues	$25,733	100.0	$21,581	100.0	$37,570	100.0
Costs of services sold	(17,347)	(67.4)	(14,206)	(65.8)	(29,244)	(77.8)
Gross profit	8,386	32.6	7,375	34.2	8,326	22.2
Selling, general and administrative expense	(11,336)	(44.1)	(10,329)	(47.9)	(17,235)	(45.9)
Operating income (loss)	(2,950)	(11.5)	(2,954)	(13.7)	(8,909)	(23.7)
Interest expenses, net	(285)	(1.1)	(256)	(1.2)	(544)	(1.4)
Other income	588	2.3	324	1.5	4,986	13.3
Income taxes	(3)	-	-	-	2,709	7.2
Net income (loss)	$(2,650)	(10.3)	$(2,886)	(13.4)	$(1,758)	(4.7)

Twelve Months Ended June 30, 2016 Compared to Twelve Months Ended June 30, 2015

Revenues. Revenues were $37.6 million for the twelve months ended June 30, 2016, compared to $21.6 million for the twelve months ended June 30, 2015. All of the $16.0 million sales increase was due to the addition of MVF as of July 8, 2015. There is a risk that negative sales fluctuations may occur for these customers the future. Larger project-based orders can also affect revenues depending on the size of the order and the length of time needed to perform the required services. Additionally, sales to continuing MVF customers may be negatively impacted due to employee turnover and customer reaction to facility changes and other transition activities resulting from the acquisition transaction. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the twelve months ended June 30, 2016, total costs of services increased $15.0 million ($16.1 million due to the addition of MVF), and were 78% of sales compared to 66% in the prior year. $10.8 million of the increase was associated with wages and benefits. In the current period, depreciation costs increased $0.5 million due to the addition of MVF assets.

Gross Profit. In the twelve months ended June 30, 2016, gross margin was 22% of sales, compared to 34% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $17.2 million (46% of sales) in the twelve months ended June 30, 2016 as compared to $10.3 million (48% of sales) in the same period last year. SG&A for the twelve month period ended June 30, 2016 includes approximately $0.3 million of legal, accounting and other expenses related to the MVF purchase transaction.

Operating Loss. Operating loss was $8.9 million in the twelve months ended June 30, 2016 period compared to a $3.0 million loss in the same period last year.

Interest Expense. Net interest expense was $0.5 million in the twelve months ended June 30, 2016 compared to $0.3 million in the prior year period. The increase was due to additional borrowings under the revolving line of credit and Term Loan Agreement.

Other Income. Other income in both periods includes sublease income. Other income in the current period is $5.0 million, which includes $4.1 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible MVF assets acquired (less liabilities assumed), and (y) the fair value of the common shares and the warrants given as consideration for the purchase.

Income Taxes. During the twelve months ended June 30, 2016, the Company recorded a deferred income tax benefit in the amount of $2.7 million related to the MVF assets acquired.

Net Loss. Net loss in the twelve months ended June 30, 2016 was $1.8 million, compared to a $2.9 million loss in the prior year period.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way mortgage provides for interest at LIBOR plus 3% (3.48% as of June 30, 2016). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of June 30, 2016, the Company owed approximately $4.7 million under the mortgage.

Amounts due under the mortgage are secured by the related real estate. Until January 27, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring on that date.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants. Availability under the revolving credit facility was canceled in December 2014. On January 27, 2015, the bank waived the Company’s breach of financial covenants as of September 30, 2014. Concurrently, the bank eliminated the previously mentioned financial covenant requirements effective with the quarter ended December 31, 2014 and imposed a new covenant requiring that, effective June 30, 2015, the Company shall maintain a ratio of EBITDA (as defined) to the sum of interest expense and the current portion of long term debt of not less than 1.0 to 1, to be measured semi-annually. Interest expense was measured on June 30, 2015 on a calendar year to date basis. Commencing on December 31, 2015 and thereafter, EBITDA and interest expense will be measured at the end of each calendar half-year on the basis of the preceding twelve months. On June 30, 2016, the Company did not meet the new fixed charge ratio covenant.

In February 2015, the Company entered into a two-year $2 million credit agreement which, as amended in March 2016, provided for $4 million of borrowings based on 80% of acceptable accounts receivable as defined. The loan and security agreement as amended provided for interest at prime rate plus 1.0% (4.50% as of June 30, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.45% of the outstanding daily loan balance (an equivalent annual fee of 5.4%), and an annual commitment fee of $5,000. Amounts outstanding under the agreement were secured by all of the Company’s personal property. As of June 30, 2016, the Company owed $0.4 million under the credit agreement. In July 2016, the line of credit terminated and replaced by a similar facility.

In July 2016, the Company entered into a three-year $4 million credit agreement based on 80% of acceptable accounts receivable as defined. The amended and restated loan and security agreement provides for interest at prime rate plus 1.0% (4.50% as of June 30, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.42% of the outstanding daily loan balance (an equivalent annual fee of 5.0%), and annual commitment fee of $20,000. Amounts outstanding under the agreement are secured by all of the Company’s personal property subject to certain prior liens.

Due to the Company’s ongoing failure to meet financial covenants, the balance owed for the mortgage debt has been classified as a current liability in the consolidated balance sheet as of June 30, 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of June 30, 2016, the Company had borrowed the $6,000,000 under the Loan Agreement.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (6.65% as of June 30, 2016). At the Company's election, interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Term Loan. The outstanding principal balance and all accrued and unpaid interest on the Term Loan are due and payable on July 8, 2020. We may voluntarily prepay the outstanding Term Loan from time to time in whole or in part without penalty or premium.

Amounts Borrowed. As of June 30, 2016, the Company had outstanding borrowings of $0.4 million under the revolving credit facility, $0.2 million of equipment financing, $4.7 million of mortgage debt, and $6.0 million under the Term Loan.

Monthly and annual principal and interest payments due under the capital leases, mortgage and Term Loan balances outstanding as of June 30, 2016 are approximately $69,000 and $0.8 million, respectively, assuming no change in interest rates.

The following table summarizes the June 30, 2016 amounts outstanding under our line of credit, capital lease obligations, term loan, and mortgage loans:

Line of credit	$425,000
Current portion of notes payable, capital leases and mortgages	4,819,000
Long-term portion of notes payable, capital leases and mortgages	6,079,000
Total	$11,323,000

The Company’s cash balance increased from $22,000 on July 1, 2015 to $49,000 on June 30, 2016, due to the following:

Balance July 1, 2015	$22,000
Decrease in accounts receivable	1,556,000
Decrease in inventory	108,000
Proceeds from line of credit	302,000
Capital expenditures for property and equipment	(1,306,000)
Changes in other assets and liabilities	1,125,000
Net loss	(1,758,000)
Balance June 30, 2016	$49,000

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

In fiscal 2015 and 2016, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 52 days to 49 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of June 30, 2016 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$10,717,000	$4,717,000	$-	$6,000,000	$-
Term Debt Interest Obligations (1)	2,147,000	551,000	798,000	798,000	-
Capital Lease Obligations	181,000	102,000	79,000	-	-
Capital Lease Interest Obligations	11,000	8,000	3,000	-	-
Operating Lease Obligations	9,869,000	3,109,000	3,946,000	2,814,000	-
Line of Credit Obligations	425,000	425,000	-	-	-
Total	$23,350,000	$8,912,000	$4,826,000	$9,612,000	$-

(1)	Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company had sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were ($60,000), ($1,627,000) and ($4,639,000), for years ended June 30, 2014, 2015 and 2016, respectively. Cash flows from operations will vary from period to period, depending on cash receipts and payment timing with respect to current assets and current liabilities. We believe additional working capital will be needed to meet the Company’s operating goals in the fiscal year ending June 30, 2017. While there can be no assurance that the Company will be able to raise such working capital in a timely fashion and on terms satisfactory to the Company, the Company is pursuing a sale/leaseback of its owned real estate to generate sufficient cash flows during the fiscal year ending June 30, 2017. In our opinion, such a transaction will provide needed funds, unless its bank elects to declare all obligations due and payable as a result of a covenant default condition.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $14.2 million as of June 30, 2016.

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

At June 30, 2016, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $11.3 million on June 30, 2016 under note payable, Term Loan and mortgage agreements. Our line of credit, equipment financing, Term Loan and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during fiscal 2016 was 4.8%. For variable rate debt outstanding at June 30, 2016, a .25% increase in interest rates will increase annual interest expense by approximately $28,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 3.0 – 6.0% (3.45% to 6.65% as of June 30, 2016. The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR or the prime rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above have been omitted since they are either not required, are not applicable or the required information is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Point.360

We have audited the accompanying consolidated balance sheets of Point.360 (collectively, the “Company”) as of June 30, 2015 and 2016, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2016, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP

Los Angeles, California

September 16, 2016

Point.360

Consolidated Balance Sheets

(in thousands)

	As of June 30,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$22	$49
Accounts receivable, net of allowances for doubtful accounts of $249 and $293, respectively	3,067	4,729
Inventories, net	135	127
Prepaid expenses and other current assets	315	498
Total current assets	3,539	5,403

Property and equipment, net	9,226	13,924
Other assets, net	615	1,215
Total assets	$13,380	$20,542

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,062	$5,142
Current portion of capital lease obligations	55	102
Accounts payable	714	838
Accrued wages and benefits	972	2,057
Other accrued expenses	26	188
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209

Total current liabilities	7,216	8,714

Capital lease obligations, less current portion	88	79
Deferred gain on sale of real estate, less current portion	846	668
Deferred lease incentive, less current portion	992	783
Notes payable, less current portion	-	5,868

Total long-term liabilities	1,926	7,398

Total liabilities	9,142	16,112

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 10,536,906 and 12,630,506 shares issued and outstanding on June 30, 2015 and June 30, 2016, respectively	21,715	22,924
Additional paid-in capital	11,175	11,916
Accumulated deficit	(28,652)	(30,410)
Total shareholders’ equity	4,238	4,430

Total liabilities and shareholders’ equity	$13,380	$20,542

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended June 30,
	2014	2015	2016
Revenues	$25,733	$21,581	$37,570
Cost of services sold	(17,347)	(14,206)	(29,244)

Gross profit	8,386	7,375	8,326

Selling, general and administrative expense	(11,336)	(10,329)	(17,235)

Operating loss	(2,950)	(2,954)	(8,909)

Interest expense	(285)	(256)	(544)
Gain on bargain purchase	-	-	4,099
Other income	588	324	887

Loss before income taxes	(2,647)	(2,886)	(4,467)

(Provision for) benefit from income tax	(3)	-	2,709

Net loss	$(2,650)	$(2,886)	$(1,758)

Basic and diluted loss per share	$(0.25)	$(0.27)	$(0.14)

Weighted average number of shares (Basic)	10,533	10,537	12,535
Weighted average number of shares (Diluted)	10,533	10,537	12,535

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Dollars	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance on June 30, 2013	10,513	$21,695	$10,641	$(23,117)	$9,219
Stock option exercises	24	20	-	-	20
Share based compensation expense	-	-	272	-	272
Net loss	-	-	-	(2,650)	(2,650)
Balance on June 30, 2014	10,537	$21,715	$10,913	$(25,767)	$6,861
Share based compensation expense	-	-	263	-	263
Net loss	-	-	-	(2,886)	(2,886)
Balance as of June 30, 2015	10,537	$21,715	$11,176	$(28,653)	$4,238
Share issuance for assets	2,000	1,155	262	-	1,417
Warrant issuance for Term Loan	-	-	165	-	165
Stock option exercises	94	54	-	-	54
Share based compensation expense	-	-	313	-	313
Net loss	-	-	-	(1,758)	(1,758)
Balance as of June 30, 2016	12,631	$22,924	$11,916	$(30,410)	$4,430

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2014	2015	2016

Cash flows from operating activities:
Net loss	$(2,650)	$(2,886)	$(1,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment or real estate	18	-	-
Gain on bargain purchase	-	-	(4,099)
Income tax benefit - deferred	-	-	(2,714)
Depreciation and amortization	1,841	1,363	2,176
Amortization of deferred gain on sale of real estate	(178)	(179)	(179)
Amortization of deferred lease credit	(208)	(209)	(208)
Provision for (recovery of) doubtful accounts	(99)	21	(145)
Share based compensation expense	272	263	313
Issuance of common stock	20	-	54
Changes in operating assets and liabilities (net of acquisitions):
Decrease in accounts receivable	1,377	343	1,556
Decrease in inventories	85	95	108
(Increase) decrease in prepaid expenses and other current assets	22	(85)	(174)
(Increase) decrease in other assets	48	23	(170)
(Decrease) increase in accounts payable	(269)	(319)	124
(Decrease) increase in accrued wages and benefits	(298)	(48)	315
(Decrease) in other accrued expenses and other long term liabilities	(21)	(9)	162
Net cash and cash equivalents used in operating activities	(40)	(1,627)	(4,639)

Cash flows from investing activities:
Capital expenditures	(380)	(416)	(1,306)
Proceeds from sale of equipment or real estate	4,457	-	-
Net cash and cash equivalents (used in) provided by investing activities	4,077	(416)	(1,306)

Cash flows from financing activities:
Borrowings from revolving credit agreement	-	124	302
Borrowings of notes payable	-	-	6,000
Net repayment on notes payable	(3,214)	(221)	(221)
Net repayment on capital lease obligations	(173)	(184)	(109)
Net cash and cash equivalents provided by (used in) financing activities	(3,387)	(281)	5,972
Net increase (decrease) in cash and cash equivalents	650	(2,324)	27
Cash and cash equivalents at beginning of year	1,696	2,346	22
Cash and cash equivalents at end of year	$2,346	$22	$49

Selected cash payments and non-cash activities were as follows (in thousands):

	Year Ended June 30,
	2014	2015	2016
Cash payments for income taxes (net of refunds)	$5	$-	$5
Cash payments for interest	$284	$252	$502
Assets acquired through capital lease	$116	$170	$119
Purchase of assets for common stock and warrants	$-	$-	$1,417
Non-cash deferred interest expense	$-	$-	$165

The accompanying notes are an integral part of these consolidated financial statements.

Point.360

Notes to Consolidated Financial Statements

1.	THE COMPANY

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

As of June 30, 2016, the Company had opened three Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine). Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting financial statements and footnotes. All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

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

At June 30, 2016, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at June 30, 2015 and June 30, 2016.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits, which was the case as of June 30, 2016.

Credit risk with respect to trade receivables is concentrated due to the large number of orders with major entertainment studios in any particular reporting period. Our five largest studio customers represented 61% and 52% of accounts receivable at June 30, 2015 and 2016, respectively. Twentieth Century Fox (and affiliates) accounted for 17% and 5% of accounts receivable as of June 30, 2015 and 2016, respectively. Disney accounted for 27% and 27% of accounts receivable as of June 30, 2015 and 2016, respectively. Fremantle Media accounted for 12% and 4% of accounts receivable as of June 30, 2015 and 2016, respectively. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables.

The five largest studio customers accounted for 69%, 68% and 63% of net revenues for the years ended June 30, 2014, 2015 and 2016, respectively. Twentieth Century Fox (and affiliates) accounted for 25%, 23% and 17% of revenues in the years ended June 30, 2014, 2015 and 2016, respectively. Fremantle Media accounted for 15%, 14% and 6% of sales in the years ended June 30, 2014, 2015 and 2016, respectively, while sales to Disney were 22%, 24% and 23% of sales in the years ended June 30, 2014, 2015 and 2016, respectively.

Inventories

Inventories comprise raw materials, principally tape stock, and DVD’s, and are stated at the lower of cost or market. Cost is determined using the average cost method. The rental library for the Movie>Q stores consists of DVD’s available for rental by customers. Because of the DVD’s relatively short useful lives, we view these assets to be current assets. We utilize the accelerated method of depreciation because it approximates the demand for the product. A nominal residual value is established. Movie>Q depreciation expense totaled $144,000, $141,000 and $126,000 for the years ended June 30, 2014, 2015 and 2016, respectively.

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

As of June 30, 2015 and 2016, the carrying value of accounts receivable, accounts payable, accrued expenses and other liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of notes payable, capital lease obligations, and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $14.2 million as of June 30, 2016.

As of June 30, 2016, we compared the book value of our building ($7.7 million at June 30, 2016) to market comparables provided by a real estate appraisal, and equipment ($6.2 million at June 30, 2016) to an appraisal performed in conjunction with the 2015 purchase of the assets of Modern VideoFilm, Inc. which indicated no impairment. We then considered operating cash flows for the three years then ended together with a forecast for the fiscal year ended June 30, 2017. As indicated in the Consolidated Statements of Cash Flows, the Company reported the following “Net cash and cash equivalents used in operating activities” for the last three fiscal years:

Year ended June 30, 2014	$(40,000)

Year ended June 30, 2015	$(1,627,000)

Year ended June 30, 2016	$(4,639,000)

We also considered the Company’s closing stock price which ranged from $0.12 to $1.35 per share over the three fiscal years ended June 30, 2016 ($0.68 as of June 30, 2016). While the stock price could be an indicator of impairment, we believe that it is not an appropriate measurement of value for Point.360 since market fluctuations (both increases and decreases) are often short term in nature, and the stock is thinly traded, can fluctuate widely on very low volume, and there is no significant institutional ownership. We believe the equipment and real estate appraisals are the more relevant indicators.

We have also considered the evolution of our production work from physical to file-based formats. This trend is expected to continue, and we have taken and will continue to take, steps to consolidate facilities and realign capabilities which have enhanced operating cash flow. While this evolution will create uncertainties which may result in a material future impairment, we do not believe such impairment exists, and that further impairment testing is not required, for the year ended June 30, 2016.

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

There were no impairment charges during the fiscal years ended June 30, 2014, 2015, and 2016.

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

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Year Ended June 30,
	2014	2015	2016
Weighted average number of common shares outstanding used in computation of basic EPS	10,533	10,537	12,535
Dilutive number of outstanding stock options	-	-	-
Weighted average number of common and potential common shares outstanding used in computation of Diluted EPS	10,533	10,537	12,535
Number of dilutive options excluded in the computation of diluted EPS due to net loss	71	4	464

The weighted average number of common shares outstanding was the same amount for both basic and diluted income or loss per share in the 2014 and 2015 periods presented. The effect of potentially dilutive securities for the 2014, 2015 and 2016 periods was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share). The number of anti-dilutive shares were 0, 30,000 and 1,114,000 as of June 30, 2014, 2015 and 2016, respectively.

New Accounting Updates Recently Adopted

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective in the annual reporting periods beginning after December 15, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company has early adopted ASU 2015-17 effective June 30, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets to the net non-current deferred tax assets in our Consolidated Balance Sheet as of June 30, 2016. Prior periods were not retrospectively adjusted.

Recent Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Consolidated Balance Sheets as of June 30, 2015 and 2016.

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

Property and equipment consist of the following as of June 30, 2016:

	June 30,
	2015	2016

Land	$2,405,000	$2,405,000
Buildings	6,012,000	6,471,000
Machinery and equipment	38,308,000	43,634,000
Leasehold improvements	8,761,000	9,071,000
Computer equipment	8,005,000	8,273,000
Equipment under capital lease	1,102,000	1,221,000
Office equipment, vehicles	507,000	813,000
CIP	104,000	2,000
Subtotal	65,204,000	71,890,000
Less accumulated depreciation and amortization	(55,978,000)	(57,966,000)
Property and equipment, net	$9,226,000	$13,924,000

Depreciation is expensed over the estimated lives of buildings (39 years), machinery and equipment (7 years), computer equipment (7 years) and leasehold improvements (2 to 10 years depending on the remaining term of the respective leases or estimated useful life of the improvement). Depreciation expense totaled $1,841,000, $1,363,000 and $2,175,000 for the years ended June 30, 2014, 2015 and 2016, respectively. Property under capital leases pertains to machinery and equipment, with a cost of $1,102,000 (with a net book value of $160,000) and $1,221,000 (with a net book value of $137,000) as of June 30, 2015 and 2016, respectively.

4.	401(K) PLAN

The Company has a 401(K) plan, which covers substantially all employees. Each participant is permitted to make voluntary contributions not to exceed the lesser of 20% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Company matches one-fourth of the first 4% contributed by the employee. Contributions to the plan related to employees of the Company were $68,000, $55,000, and $120,000 in the years ended June 30, 2014, 2015 and 2016, respectively.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way mortgage provides for interest at LIBOR plus 3% (3.45% as of June 30, 2016). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of June 30, 2016, the Company owed approximately $4.7 million under the mortgage.

Amounts due under the mortgage are secured by the related real estate. Until January 27, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring on that date.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and TTM fixed charge ratio covenants. Availability under the revolving credit facility was canceled in December 2014. On January 27, 2015, the bank waived the Company’s breach of financial covenants as of September 30, 2014. Concurrently, the bank eliminated the previously mentioned financial covenant requirements effective with the quarter ended December 31, 2014 and imposed a new covenant requiring that, effective June 30, 2015, the Company shall maintain a ratio of EBITDA (as defined) to the sum of interest expense and the current portion of long term debt of not less than 1.0 to 1, to be measured semi-annually. Interest expense was measured on June 30, 2015 on a calendar year to date basis. Commencing on December 31, 2015 and thereafter, EBITDA and interest expense will be measured at the end of each calendar half-year on the basis of the preceding twelve months. On June 30, 2016, the Company did not meet the new fixed charge ratio covenant.

In February 2015, the Company entered into a two-year $2 million credit agreement which, as amended in March 2016, provided for $4 million of borrowings based on 80% of acceptable accounts receivable as defined. The loan and security agreement as amended provided for interest at prime rate plus 1.0% (4.50% as of June 30, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.45% of the outstanding daily loan balance (an equivalent annual fee of 5.4%), and an annual commitment fee of $5,000. Amounts outstanding under the agreement were secured by all of the Company’s personal property. As of June 30, 2016, the Company owed $0.4 million under the credit agreement. In July 2016, the line of credit terminated and replaced by a similar facility.

In July 2016, the Company entered into a three-year $4 million credit agreement based on 80% of acceptable accounts receivable as defined. The amended and restated loan and security agreement provides for interest at prime rate plus 1.0% (4.50% as of June 30, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.42% of the outstanding daily loan balance (an equivalent annual fee of 5.0%), and annual commitment fee of $20,000. Amounts outstanding under the agreement are secured by all of the Company’s personal property subject to certain prior liens. As of August 15, 2016, the Company owed $1.7 million under the credit agreement.

Due to the Company’s failure to meet financial covenants, the balance owed for the mortgage debt has been classified as a current liability in the consolidated balance sheet as of June 30, 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of June 30, 2016, the Company had borrowed the $6,000,000 under the Loan Agreement.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (6.65% as of June 30, 2016). At the Company's election, interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Term Loan. The outstanding principal balance and all accrued and unpaid interest on the Term Loan are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loan from time to time in whole or in part without penalty or premium.

Annual maturities for debt under term note and capital lease obligations as of June 30, 2016 are as follows:

2017	$5,244,000
2018	60,000
2019	19,000
2020	-
2021	6,000,000
Thereafter	-
$11,323,000

6.	INCOME TAXES

The Company reviewed its ASC 740-10 tax documentation for the periods through June 30, 2016 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through June 30, 2016. Based on the Company’s review of its tax positions as of June 30, 2015 and 2016, no new uncertain tax positions have been determined; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

As of June 30, 2016, the Company's net deferred tax assets were nil.  No tax benefit was recorded during the year ended June 30, 2016 because future realizability of such benefit was not considered to be more likely than not.  At June 30, 2015 and 2016, the Company had gross deferred tax assets of $11.5 million and $13.2 million, respectively, and corresponding valuation allowances of $11.5 million and $13.2 million, respectively.

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

The Company’s provision for, or benefit from, income taxes has been determined as if the Company filed income tax returns on a stand-alone basis.

The Company’s provision for (benefit from) income taxes for the years ended June 30, 2014, 2014 and 2015 consists of the following (in thousands):

	Year Ended June 30,
	2013	2015	2016
Current tax expense:
Federal	$-	$-	$-
State	3	-	5

Total current	3	-	5

Deferred tax (benefit) expense:
Federal	(873)	(826)	(1,383)
State	(204)	(267)	(394)
Valuation allowance	1,077	1,093	1,777
Total deferred	-	-	-

Total provision for income taxes	$3	$-	$5

The composition of the deferred tax assets (liabilities) at June 30, 2014, 2015 and 2016 are listed below:

	2014	2015	2016

Accrued liabilities	$208,000	$68,000	$27,000
Allowance for doubtful accounts	97,000	106,000	(184,000)
Other	7,000	5,000	(131,000)
Total current deferred tax assets	312,000	179,000	(288,000)

Property and equipment	979,000	1,349,000	(537,000)
Goodwill and other intangibles	573,000	477,000	275,000
Net operating loss carry forward	7,929,000	9,104,000	13,734,000
Other	575,000	352,000	54,000
Valuation allowance	(10,368,000)	(11,461,000)	(13,238,000)
Total non-current deferred tax liabilities	(312,000)	(179,000)	288,000

Net deferred tax liability	$-	$-	$-

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Statutory income taxes rates to income before taxes as a result of the following differences:

	Year Ended June 30,
	2014	2015	2016
Federal tax computed at statutory rate	34%	34%	34%
State taxes, net of federal benefit and net operating loss limitation	7%	4%	6%
Permanent difference	0%	0%	0%
Excess tax benefit for goodwill	0%	0%	0%
Valuation allowance	(41)%	(38)%	(40)%
Other (meals and entertainment)	0%	0%	0%

Tax provision	0%	0%	0%

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and production facilities, vehicles and data processing equipment in California under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of June 30, 2016 are as follows for the indicated fiscal years ended June 30:

2017	$3,095,000
2018	2,333,000
2019	1,608,000
2020	1,608,000
2021	1,206,000
Thereafter	-
Total minimum payments required	$9,850,000

*Minimum payments have not been reduced by minimum sublease rentals for $1,422,000 due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ended June 30,
	2014	2015	2016
Rent Expense:	$1,666,000	$1,533,000	$3,018,000
Less: Sublease rentals	(299,000)	(299,000)	(299,000)
	$1,367,000	$1,234,000	$2,719,000

As of June 30, 2016, the Company leased five of its six facilities under operating leases. The operating leases expire on dates ranging from 2016 to 2021. The lease on the Company’s Media Center location contains an option to extend the primary term in five-year increments for up to 20 years at the then fair rental value. The Company subleases approximately 16,000 square feet of space at its Media Center facility to an outside party (under terms and conditions similar to the Company’s primary lease) at a rental rate of $25,000 monthly, which expires in 2021. Sublease income is included in other income in the consolidated statements of operations.

The Company’s vehicle and data processing equipment operating leases expire by 2017. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Severance Agreements

On September 30, 2003 Point.360 entered into severance agreements with its Chief Executive Officer and Chief Financial Officer which continue in effect through December 31, 2016, and are renewed automatically on an annual basis thereafter unless notice is received terminating the agreement by September 30 of the preceding year. The severance agreements contain a “Golden Parachute” provision.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended June 30, 2014, 2015 and 2016 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the periods reported in this Form 10-K is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods being reported in this Form 10-K, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Share-based compensation expense related to employee or director stock options recognized for the years ended June 30, 2014, 2015 and 2016 were $272,000, $263,000 and $313,000, respectively.

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

During the fiscal years ended June 30, 2014, 2015 and 2016, the Company granted awards of stock options as follows:

	2014	2015	2016
Stock option awards	610,600	644,900	739,000
Weighted average Exercise price	$0.50	$0.45	$0.88

As of June 30, 2016, there were options outstanding to acquire 2,961,576 shares at an average exercise price of $0.72 per share. The estimated fair value of all awards granted during the years ended June 30, 2014, 2015 and 2016 were $240,000, $275,000 and $595,000, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2014	2015	2016
Risk-free interest rate	1.53%	1.53%	1.23%
Expected term (years)	5.0	5.0	5.0
Volatility	108%	159%	145%
Expected annual dividends	-	-	-

The following table summarizes the status of the 2007 and 2010 Plans as of June 30, 2016:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,922,075	1,039,275	2,961,350
Options available for grant	22,160	2,887,150	2,909,310

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2013	2,413,525	$0.95	$0.53
Granted	610,600	$0.50	$0.40
Exercised	(23,740)	$0.85	$0.52
Cancelled	(343,037)	$0.95	$0.44

Balance at June 30, 2014	2,657,348	$0.83	$0.52
Granted	644,900	$0.45	$0.43
Exercised	-	-	-
Cancelled	(367,188)	$1.69	$0.56

Balance at June 30, 2015	2,935,060	$0.70	$0.49
Granted	739,000	$0.88	$0.80
Exercised	(93,600)	$0.59	$0.42
Cancelled	(619,110)	$0.68	$0.50

Balance of June 30, 2016	2,961,350	$0.72	$0.57

As of June 30, 2016, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.8 million, and this amount is expected to be fully amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2014, 2015 and 2016 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of June 30, 2014
Employees – Outstanding	2,514,848	$0.82	2.93	$-
Employees – Expected to Vest	2,263,363	$0.82	2.93	$-
Employees – Exercisable	1,068,411	$0.97	1.86	$-

Non-Employees – Outstanding	142,500	$0.96	2.47	$-
Non-Employees – Vested	123,750	$0.99	2.28	$-
Non-Employees – Exercisable	123,750	$0.99	2.28	$-

As of June 30, 2015
Employees – Outstanding	2,785,060	$0.70	2.76	$-
Employees – Expected to Vest	2,506,534	$0.70	2.76	$-
Employees – Exercisable	1,303,266	$0.81	1.72	$-

Non-Employees-Outstanding	150,000	$0.80	2.36	$1,200
Non-Employees-Vested	142,500	$0.81	2.30	$1,200
Non-Employees-Exercisable	142,500	$0.81	2.30	$1,200

As of June 30, 2016
Employees – Outstanding	2,818,850	$0.72	2.88	$207,312
Employees – Expected to Vest	2,536,965	$0.72	2.88	$186,581
Employees – Exercisable	1,184,975	$0.74	1.86	$65,786
Non-Employees – Outstanding	142,500	$0.75	2.53	$14,100
Non-Employees – Vested	142,500	$0.75	2.53	$14,100
Non-Employees – Exercisable	142,500	$0.75	2.53	$14,100

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at June 30, 2016, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of June 30, 2016 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$1.07	22,500	0.42 years	$1.07	22,500	0.42 years
$1.04	30,000	4.37 years	$1.04	30,000	4.37 years
$1.00	65,000	4.19 years	$1.00	-	4.19 years
$0.95	227,825	0.71 years	$0.95	227,825	0.71 years
$0.88	631,250	4.67 years	$0.88	-	4.67 years
$0.81	808,325	1.61 years	$0.81	606,600	1.61 years
$0.80	22,500	1.36 years	$0.80	22,500	1.36 years
$0.74	22,500	2.35 years	$0.74	22,500	2.35 years
$0.64	15,000	2.37 years	$0.64	15,000	2.37 years
$0.57	5,000	3.19 years	$0.57	5,000	3.19 years
$0.50	476,400	2.60 years	$0.50	193,725	2.60 years
$0.48	605,050	3.62 years	$0.48	151,825	3.62 years
$0.23	30,000	3.35 years	$0.23	30,000	3.35 years

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

No triggering events occurred in the year ended June 30, 2016.

10.	STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock purchase plan. The board authorized the open market purchase at such times and prices determined at the discretion of management. In fiscal 2009, the Company purchased 404,710 shares for $558,000. In fiscal years ended 2014, 2015 and 2016, the Company did not purchase shares.

11.	SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for 2014, 2015 and 2016. Allocations for internal resources were made for the fiscal years ended June 30, 2014, 2015, and 2016. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Year Ended June 30,
	2014	2015	2016
Point.360	$25,281	$21,225	$37,315
Movie>Q	452	356	255
Consolidated revenue	$25,733	$21,581	$37,570

Operating loss	Year Ended June 30,
	2014	2015	2016
Point.360	$(2,296)	$(2,531)	$(8,326)
Movie>Q	(654)	(424)	(601)
Operating income (loss)	$(2,950)	$(2,955)	$(8,927)

Total Assets	As of June 30,
	2014	2015	2016
Point.360	$16,204	$12,601	$20,225
Movie>Q	845	779	622
Consolidated assets	$17,049	$13,380	$20,847

12.	ACQUISITION OF ASSETS OF MODERN VIDEOFILM, INC.

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

The consolidated balance sheet reflects the allocation by Point.360 management of the MVF purchase price to identifiable tangible and intangible assets and liabilities acquired, and a credit to retained earnings for $6.8 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible assets acquired (less liabilities assumed), and (y) the fair value of the common shares and warrants given as consideration for the purchase (see table below). The excess of the net asset value purchased over the purchase price was recorded as other income in the fiscal year ended June 30, 2016.

Under the acquisition method of accounting, the total estimated purchase price was allocated to MVF’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the purchase date. The following table summarizes the allocation of the purchase price for MVF:

Current assets	$3,173,000
Property and equipment	5,359,000
Other assets	118,000
Acquired intangibles:
Trade names	150,000
Customer relationships	200,000
Total fair value of assets acquired	9,000,000

Total liabilities assumed	(770,000)
Net assets acquired	8,230,000

Common stock consideration	(1,417,000)
Gain before deferred income tax benefit	6,813,000
Income tax benefit - deferred	(2,714,000)
Gain on bargain purchase	$4,099,000

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

The transaction was completed on July 8, 2015, near the July 1, 2015 beginning of the fiscal year ended June 30, 2016. The following summary unaudited pro forma condensed consolidated financial information reflects the asset purchase as if it had occurred on July 1, 2014, the beginning of the fiscal year ended June 30, 2015, for purposes of the statements of operations. This summary unaudited pro forma information is not necessarily representative of what the Company’s results of operations would have been had this acquisition in fact occurred on July 1, 2014 and is not intended to project the Company’s results of operations for any future period.

Pro forma unaudited condensed consolidated financial information for the years ended June 30, 2015 and June 30, 2016:

	Fiscal Year Ended
	(unaudited)
	June 30, 2015	June 30, 2016
Revenue	$65,150,000	$37,570,000
Net loss	$(6,447,000)	$(1,758,000)
Net Loss per share	$(0.51)	$(0.14)

Disclosure of unaudited pro forma operating results of the Company and operations related to the acquired assets prior to the fiscal year ended June 30, 2015 is impracticable because it would require assumptions about management’s intent in a prior period that cannot be independently substantiated, and would require significant estimates of how those assets would have been used in a combined setting.

Point.360

Schedule II- Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions/ Write-Offs	Balance at End of Year

Year ended June 30, 2014	$327,000	$26,000	$—	$(125,000)	$228,000
Year ended June 30, 2015	$228,000	$21,000	$—	$—	$249,000
Year ended June 30, 2016	$249,000	$38,000	$12,000	$(6,000)	$293,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of June 30, 2016, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f), to determine whether any changes in internal control over financial reporting occurred during the year ended June 30, 2016 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

Other information called for by Item 10 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 of Form 10-K will be set forth in the Company’s Proxy Statement to be filed by October 28, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      Documents Filed as Part of this Report:

(1, 2)	Financial Statements and Schedules.

The following financial documents of Point.360 are filed as part of this report under Item 8:

Consolidated Balance Sheets – June 30, 2015 and June 30, 2016

Consolidated Statements of Operations – Fiscal Years Ended December June 30, 2014, 2015 and 2016

Consolidated Statements of Invested and Shareholders’ Equity –Fiscal Years Ended June 30, 2014, 2015 and 2016

Consolidated Statements of Cash Flows –Fiscal Years Ended June 30, 2014, 2015 and 2016

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit No.	Exhibit Description*

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2007, among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007).

2.2	Contribution Agreement, dated as of April 16, 2007, among the Registrant, Old Point.360 and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of June 22, 2007, among the Registrant, Old Point.360, and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007).

2.4	First Amendment to Contribution Agreement, dated as of June 22, 2007, among the Registrant, Old Point.360, and DG FastChannel, Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007).

2.5	Sale Agreement Pursuant to Article 9 of the Uniform Commercial Code, dated as of July 8, 2015, among Point.360, Haig S. Bagerdjian, Medley Capital Corporation, Medley Opportunity Fund II LP, Congruent Credit Opportunities Fund II, LP and Main Street Equity Interests, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K/T filed by the Registrant on November 13, 2007).

3.2	Certificate of Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 22, 2007).

3.3	Amended and restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by the Registrant on November 12, 2015).

4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-144547, filed by the Registrant on July 13, 2007).

4.2	Rights Agreement dated July 25, 2007 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007).

4.3	Certificate of Determination of Series A Junior Participating Preferred Stock of the Registrant dated July 31, 2007 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007).

4.4	Form of Right Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on July 26, 2007) .

4.5	Form of Warrant, dated July 8, 2015, issued to the Lenders under the Sale Agreement Pursuant to Article 9 of the Uniform Commercial Code, dated as of July 8, 2015, among Point.360, Haig S. Bagerdjian, Medley Capital Corporation, Medley Opportunity Fund II LP, Congruent Credit Opportunities Fund II, LP and Main Street Equity Interests, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

4.6	Warrant, dated July 8, 2015, issued to Medley Capital Corporation under the Term Loan Agreement, dated as of July 8, 2015, among Point.360, Medley Capital Corporation and Medley Opportunity Fund II LP. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

4.7	Warrant, dated July 8, 2015, issued to Medley Opportunity Fund II LP under the Term Loan Agreement, dated as of July 8, 2015, among Point.360, Medley Capital Corporation and Medley Opportunity Fund II LP. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

4.8	Registration Rights Agreement, dated July 8, 2015, Point.360, Medley Capital Corporation, Medley Opportunity Fund II LP, Congruent Credit Opportunities Fund II, LP and Main Street Equity Interests, Inc. (incorporated by reference to Exhibit 4.41 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

10.1	Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Haig S. Bagerdjian (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007).

10.2	Severance Agreement, dated September 30, 2003 (assumed by the Registrant), between Old Point.360 and Alan R. Steel (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007).

10.3	2007 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007).

10.4	Standard Industrial / Commercial Multi-Tenant Lease-Net (West Los Angeles facility), dated March 17, 2004 (assumed by the Registrant), between Old Point.360 and Martin Shephard, as co-Trustee of the Shephard Family Trust of 1988 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007).

10.5	Lease Termination Agreement dated February 24,2015 for identification purposes only, and effective as of February 28,2015, between the Company and Martin Shephard, as co-Trustee of the Shephard Family Trust of 1988. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 4, 2015).

10.6	Lease Agreement (Media Center) dated March 29, 2006 (assumed by the Registrant), between Old Point.360 and LEAFS Properties, LP (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form 10 filed by the Registrant on June 22, 2007)

10.7	Asset Purchase Agreement, dated as of March 7, 2007 (assumed by the Registrant), among Old Point.360, Eden FX, Mark Miller, and John Gross (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed by the Registrant on May 14, 2007)

10.8	Transfer and Assumption Agreement dated August 8, 2007 between the Registrant and Old Point.360 (incorporated by reference to Exhibit 10.18 to the Form 10-K/T filed by the Registrant on November 13, 2007)

10.9	Sale, Purchase and Escrow Agreement (1133 Hollywood Way, Burbank Facility) dated May 19, 2008 among Point.360, Hollywood Way Office Ventures, LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the company on July 7, 2008)

10.10	Amendment No. 1 to 2007 Equity Incentive Plan of Point.360 dated February 10, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the Company on February 12, 2010)

10.11	Settlement Agreement dated September 21, 2010 between the Company and DG Fastchannel, Inc. (incorporated by reference to Exhibit 10.3 of the form 10-Q filed by the Company on November 12, 2010).

10.12	2010 Incentive Plan of Point.360 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on November 18, 2010).

10.13	Loan and Security Agreement dated January 14, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 14, 2011).

10.14	Promissory Note dated January 14, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 14, 2011).

10.15	Amended and Restated Promissory Note dated March 7, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.16	Amendment No. 1 to Schedule to Loan and Security Agreement dated March 7, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 8, 2011).

10.17	Second Amended and Restated Promissory Note dated November 15, 2011 of the Company to Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.18	Amendment No. 2 to Schedule to Loan and Security Agreement dated November 15, 2011 between the Company and Crestmark Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 16, 2011).

10.19	Release and Settlement Agreement dated March 8, 2011 between the Company and Holthouse, Carlin & Van Trigt LLP (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed by the Company on May 13, 2011).

10.20	Third Amendment to Lease dated June 3, 2011 between the Company and LEAFS Properties, L.P. (incorporated by reference to Exhibit 10.1 of the File 8-K filed by the Company on June 9, 2011).

10.21	Loan and Security Agreement dated July 31, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on August 16, 2012).

10.22	Accounts Receivable Line of Credit dated August 13, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on August 16, 2012).

10.23	Master Equipment Financing Agreement dated August 14, 2012 between the Company and Bank of the West (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Company on August 16, 2012).

10.24	Term Note (Hollywood Way) dated September 13, 2012 of the Company to Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on September 26, 2012).

10.25	Term Note (Vine) dated September 13, 2012 of the Company to Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on September 26, 2012).

10.26	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated March 28, 2014 between the Company and Vine Off, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on June 30, 2014).

10.27	Accounts Receivable Line of Credit dated September 5, 2014 between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on September 8, 2014).

10.28	Modification Agreement dated September 5, 2014 between the Company and Bank of the West (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on September 8, 2014).

10.29	Loan and Security Agreement dated February 13, 2015 between the Company and Summit Financial Resources, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant or February 17, 2015).

10.30	Second Amendment to Loan and Security Agreement dated March 28, 2016 between the Company and Summit Financial Resources, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 31, 2016).

10.31	Term Loan Agreement, dated as of July 8, 2015, among Point.360, Medley Capital Corporation and Medley Opportunity Fund II LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

10.32	Security Agreement, dated as of July 8, 2015, among Point.360, Medley Capital Corporation and Medley Opportunity Fund II LP. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 14, 2015).

10.33	Assignment and Assumption of Financing and Financing Documents agreement among Point.360, Summit Financial Resources, L.P. and Austin Financial Services, Inc. dated July 13, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 13, 2016).

10.34	Amended and Restated Loan and Security Agreement dated July 13, 2016 between the Company and Austin Financial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 13, 2016).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Report on Form 10-K filed by the Registrant in September 2013).

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following audited financial information from our Annual Report on Form 10-K for the year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of June 30, 2015 and June 30, 2016; (2) Consolidated Statements of Operations for the three years ended June 30, 2016; (3) Consolidated Statements of Cash Flows for the three years ended June 30, 2016; and (4) Notes to Consolidated Financial Statements.

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

Dated: September 16, 2016

Point.360

By:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Haig S. Bagerdjian	Chairman of the Board of Directors,
Haig S. Bagerdjian	President and Chief Executive Officer	September 16, 2016
(Principal Executive Officer)

/s/ Alan R. Steel	Executive Vice President,
Alan R. Steel	Finance and Administration, Chief Financial Officer
	(Principal Accounting and Financial Officer)	September 16, 2016

/s/ Greggory J. Hutchins	Director	September 16, 2016
Greggory J. Hutchins

/s/ Sam P. Bell	Director	September 16, 2016
Sam P. Bell

/s/ G. Samuel Oki	Director	September 16, 2016
G. Samuel Oki

/s/ J.R. DeLang	Director	September 16, 2016
J.R. DeLang

