Form 10-Q
period 2016-09-30
Point.360
filed 2016-11-10
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

☐   Yes        ☑   No

As of September 30, 2016, there were 12,740,506 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

POINT.360

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2016	Sept. 30, 2016
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49	$40
Accounts receivable, net of allowances for doubtful accounts of $293 and $298, respectively	4,729	5,408
Inventories, net	127	134
Prepaid expenses and other current assets	498	776
Total current assets	5,403	6,358

Property and equipment, net	13,924	14,207
Other assets, net	1,215	1,192
Total assets	$20,542	$21,757

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,142	$7,800
Current portion of capital lease obligations	102	120
Accounts payable	838	2,053
Accrued wages and benefits	2,057	1,427
Other accrued expenses	188	217
Current portion of deferred gain on sale of real estate	178	178
Current portion of deferred lease incentive	209	209

Total current liabilities	8,714	12,004

Capital lease obligations, less current portion	79	171
Deferred gain on sale of real estate, less current portion	668	624
Deferred lease incentive, less current portion	783	731
Notes payable, less current portion	5,868	5,980

Total long-term liabilities	7,398	7,506

Total liabilities	16,112	19,510

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 12,630,506 and 12,740,506 shares issued and outstanding on June 30, 2016 and September 30, 2016, respectively	22,924	22,978
Additional paid-in capital	11,916	12,005
Accumulated deficit	(30,410)	(32,736)
Total shareholders’ equity	4,430	2,247

Total liabilities and shareholders’ equity	$20,542	$21,757

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2015	2016
Revenues	$10,760,000	$8,015,000
Cost of services sold	(7,619,000)	(6,377,000)

Gross profit	3,141,000	1,638,000
Selling, general and administrative expense	(4,617,000)	(3,964,000)

Operating loss	(1,476,000)	(2,326,000)
Interest expense	(110,000)	(178,000)
Gain on bargain asset purchase	4,099,000	-
Other income	161,000	178,000

Income (loss) before income taxes	2,674,000	(2,326,000)
Income tax (expense) - current	(2,000)	-
Income tax benefit - deferred	2,714,000	-
Net income (loss)	$5,386,000	$(2,326,000)

Income (loss) per share:
Basic:
Net income (loss)	$0.44	$(0.18)
Weighted average number of shares	12,341,254	12,677,136
Diluted:
Net income (loss)	$0.42	$(0.18)
Weighted average number of shares including the dilutive effect of stock options	12,790,411	12,677,136

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	(in thousands)
	2015	2016

Cash flows from operating activities:
Net income (loss)	$5,386	$(2,326)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on bargain asset purchase	(4,099)	-
Income tax benefit – deferred	(2,714)	-
Depreciation and amortization	467	590
Amortization of deferred gain on real estate	(44)	(44)
Amortization of deferred lease credit	(52)	(52)
Provision for doubtful accounts	10	5
Stock compensation expense	64	89
Issuance of common stock	-	54
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(195)	(684)
Decrease (increase) in inventories	1	(7)
(Increase) in prepaid expenses and other current assets	(119)	(270)
(Increase) decrease in other assets	(214)	7
Increase in accounts payable	153	1,216
(Decrease) in accrued wages and benefits	(23)	(630)
Increase in other accrued expenses	153	29
Net cash used in operating activities	(1,226)	(2,023)

Cash flows from investing activities:
Capital expenditures	(148)	(719)
Net cash used in investing activities	(148)	(719)

Cash flows from financing activities:
Borrowings from revolving credit agreement	637	2,714
Borrowings of notes payable	1,000	104
Repayment of notes payable	(56)	(56)
Payment of capital lease obligations	(13)	(29)
Net cash provided by financing activities	1,568	2,733
Net increase (decrease) in cash and cash equivalents	194	(9)
Cash and cash equivalents at beginning of period	22	49
Cash and cash equivalents at end of period	$216	$40

Selected cash payments and non-cash activities were as follows (in thousands):

	Three Months Ended
	September 30,
	2015	2016
Cash payments for income taxes (net of refunds)	$2	$-
Cash payments for interest	$96	$83
Assets acquired through capital lease	$-	$138
Purchase of assets for common stock and warrants	$1,417	$-
Non-cash deferred interest expense	$165	$-

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2016

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

As of September 30, 2016, the Company had two Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine). Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2016.

Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2015	2016
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	12,341	12,677
Dilutive effect of outstanding stock options	449	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	12,790	12,677
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	-	206

The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share in the three month period ended September 30, 2016. The effect of potentially dilutive securities for September 30, 2016 was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 2,984,910 and 2,948,725 potentially dilutive shares at September 30, 2015 and 2016, respectively.

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

As of September 30, 2016 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way loan provided for interest at Libor plus 3% (3.53% as of September 30, 2016). Repayment is based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan is secured by a first trust deed on the property. As of September 30, 2016, the Company owed approximately $4.6 million under the mortgage. The Hollywood Way mortgage was paid off upon sale of the building in October 2016 (see note 11.).

Amounts due under the mortgage were secured by the related real estate. Until January 27, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring on that date.

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

In July 2016, the Company entered into a three-year credit agreement which, as amended in September 2016, provided for $4 million of borrowings based on 85% of acceptable accounts receivable as defined. The loan and security agreement as amended provided for interest at prime rate plus 1.0% (4.50% as of September 30, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.55% of the outstanding daily loan balance (an equivalent annual fee of 6.6%), and an annual commitment fee of 0.5% and 0.4% of the commitment on the first and second anniversary dates, respectively. Amounts outstanding under the agreement are secured by all of the Company’s personal property. As of September 30, 2016, the Company owed $3.1 million under the credit agreement.

Due to the Company’s failure to meet financial covenants, the balance owed for the mortgage debt has been classified as a current liability in the condensed consolidated balance sheet as of September 30, 2016. The mortgage was paid off upon sale of the building in October 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of September 30, 2016, the Company had borrowed the $6,000,000 under the Loan Agreement.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (6.85% as of September 30, 2016). At the Company's election, interest may be paid as payment in kind (“PIK”) by adding such accrued interest to the unpaid principal balance of the Term Loan. During the quarter ended September 30, 2016, the Company elected the PIK method which increased the total amount outstanding under the Term Loan by $104,000. The outstanding principal balance and all accrued and unpaid interest on the Term Loan are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loan from time to time in whole or in part without penalty or premium.

Annual maturities for debt under term note and capital lease obligations as of September 30, 2016 are as follows (excluding the mortgage loan which was paid off in October 2016):

2016	$3,259,000
2017	71,000
2018	38,000
2019	29,000
2020	6,136,000
Thereafter	-

Total:	$9,533,000

NOTE 4- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2016 and September 30, 2016.

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

Property and equipment consist of the following as of September 30, 2016:

Land	$2,405,000
Buildings	6,892,000
Machinery and equipment	43,856,000
Leasehold improvements	9,086,000
Computer equipment	8,274,000
Equipment under capital lease	1,221,000
Office equipment, vehicles, CIP	980,000
Subtotal	72,714,000
Less accumulated depreciation and amortization	(58,507,000)
Property and equipment, net	$14,207,000

NOTE 5- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

NOTE 6- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through September 30, 2016 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through September 30, 2016. Based on Company’s review of its tax positions as of September 30, 2016, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

During the three months ended September 30, 2015, the Company recorded a deferred tax benefit in the amount of $2.7 million equal to the Company’s effective federal and state tax rate (approximately 40%) times the $6.8 million gain recorded in connection with the purchase of MVF’s assets. For financial statement purposes, the MVF purchase transaction was a bargain purchase. Therefore, the assets were recorded at their fair value determined under ASC 805, and the bargain element of the transaction was recorded as other income (ASC 805-30-25-2). The differences between the book and tax bases of the net assets acquired result in the recognition of deferred tax liabilities of $2.7 million ($6.8 million x 40% tax rate). The amount of the deferred tax benefit was recorded as a reduction of the $6.8 million gain on the statement of operations.

As of September 30, 2016, the Company had no net deferred tax assets because future realizability of such benefit was not considered to be more likely than not.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three month period ended September 30, 2016 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three month periods ended September 30, 2015 and 2016 was as follows:

Three months ended September 30, 2015	$64,000
Three months ended September 30, 2016	$89,000

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

During the three month period ended September 30, 2016 the Company granted awards of 130,000 stock options at an exercise price of $0.60 per share.

The following table summarizes the status of the 2007 and 2010 Plans as of September 30, 2016:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,832,650	1,116,075	2,948,725
Options available for grant	22,160	2,760,350	2,782,510

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2016	2,961,350	$0.72	$0.57
Granted	130,000	$0.60	$0.55
Exercised	(110,000)	$0.49	$0.41
Cancelled	(32,625)	$0.91	$0.80

Balance at September 30, 2016	2,948,725	$0.72	$0.57

As of September 30, 2016, the total compensation costs related to non-vested awards yet to be expensed was approximately $0.7 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2016 were as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($)

Employees – Outstanding	2,806,225	$0.72	2.71	$255,000
Employees – Expected to Vest	2,525,603	$0.72	2.71	$229,000
Employees – Exercisable	1,082,850	$0.77	1.51	$61,000

Non-Employees-Outstanding	142,500	$0.75	2.27	$17,000
Non-Employees- Expected to Vest	142,500	$0.75	2.27	$17,000
Non-Employees-Exercisable	142,500	$0.77	2.27	$17,000

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2016, for those options for which the quoted market price was in excess of the exercise price.

Additional information with respect to outstanding options as of September 30, 2016 is as follows:

Options Outstanding			Options Exercisable
Options Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
1.07	22,500	0.17 years	1.07	22,500	0.17 years
1.04	30,000	4.12 years	1.04	30,000	4.12 years
1.00	50,000	3.94 years	1.00	12,500	3.94 years
0.95	226,425	0.45 years	0.95	226,425	0.45 years
0.88	618,250	4.42 years	0.88	-	4.42 years
0.81	806,900	1.35 years	0.81	605,175	1.35 years
0.80	22,500	1.10 years	0.80	22,500	1.10 years
0.74	22,500	2.10 years	0.74	22,500	2.10 years
0.64	15,000	2.12 years	0.64	15,000	2.12 years
0.60	130,000	4.87 years	0.60	-	4.87 years
0.57	5,000	2.94 years	0.57	5,000	2.94 years
0.50	415,350	2.35 years	0.50	132,675	2.35 years
0.48	554,300	3.37 years	0.48	101,075	3.37 years
0.23	30,000	3.10 years	0.23	30,000	3.10 years

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

NOTE 8- STOCK RIGHTS PLAN

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

No triggering events occurred in the three months ended September 30, 2016.

NOTE 9- SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2016 to September 30, 2016 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity

Balance, June 30, 2016	$22,924	$11,916	$(30,410)	$4,430
Exercise of stock options	54	-	-	54
Stock-based compensation expense	-	89	-	89
Net loss	-	-	(2,326)	(2,326)
Balance, September 30, 2016	$22,978	$12,005	$(32,736)	$2,247

NOTE 10- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the three months ended September 30, 2016.

NOTE 11- SUBSEQUENT EVENT

On October 11, 2016, Point.360 (the “Company”) sold to HWAY LLC, a California limited liability company (“HWAY”), all of its right, title and interest in and to certain land and improvements located at 1122 and 1133 North Hollywood Way, Burbank, CA (the “Property”) pursuant to a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “Purchase Agreement”). Concurrently, the Company leased the Property from HWAY pursuant to a Standard Industrial/Commercial Single-Tenant Lease (the “Lease Agreement”, and together with the Purchase Agreement, the “Sale and Leaseback”). Haig Bagerdjian, Chief Executive Officer , director and majority shareholder of the Company, holds a 99% membership interest in HWAY.

Pursuant to the Purchase Agreement, the Company sold the Property to HWAY for a purchase price of $9.8 million in cash (the “Purchase Price”). The Company received approximately $4.8 million in cash after payment of approximately $4.6 million to Bank of the West in full payment of indebtedness secured by a first lien mortgage on the Property, approximately $0.3 million paid to HWAY for a security deposit and rent under the Lease Agreement, and other closing costs.

Under the Lease Agreement, the Company will continue to occupy the Property consisting of 31,259 square feet in a two-story office building with a basement and a 3,732 square foot parking lot (the “Lease”). The Lease is for an initial term of 11 years, commencing on October 11, 2016 (the “Commencement Date”). The Lease may be extended for two five-year option periods; however such options may not be exercised if (i) the Company is sold to another person, or (ii) if Mr. Bagerdjian and/or his affiliates cease to be a controlling shareholder of the Company. The term of the Lease expires on October 31, 2027, unless it is extended under the Company’s option rights. Beginning with the Commencement Date, the monthly base rent under the Lease will be $65,644 which base rent is subject to an annual increase of 3%. The Company is responsible for paying utilities, operating expenses and real estate taxes for the Property.

NOTE 12- SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three month periods ended September 30, 2015 and 2016. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended September 30,
	2015	2016
Point.360	$10,699	$7,967
Movie>Q	61	48
Consolidated revenue	$10,760	$8,015

Operating loss	Three Months Ended September 30,
	2015	2016
Point.360	$(1,342)	$(2,151)
Movie>Q	(134)	(175)
Operating loss	$(1,476)	$(2,326)

Total Assets	June 30,	September 30,
	2016	2016
Point.360	$19,920	$21,222
Movie>Q	622	535
Consolidated assets	$20,542	$21,757

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues. Revenues were $8.0 million for the three months ended September 30, 2016, compared to $10.8 million for the three months ended September 30, 2015. Sales decreased $2.8 million principally due to decline in feature and TV post work associated with the renovation of our facilities and the elimination of MVF’s Santa Monica facility at the end of the prior year quarter. There is a risk that negative sales fluctuations may occur in the future for customers with larger project-based orders depending on the size of the order and the length of time needed to perform the required services. Additionally, sales to continuing MVF customers may be negatively impacted due to employee turnover and customer reaction to facility changes and ongoing transition activities resulting from the MVF transaction. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended September 30, 2016, total costs of services decreased $1.2 million ($1.2 million due to lower MVF wages and benefits and facility costs), and were 80% of sales compared to 71% in the prior year. In the current period, depreciation costs increased $0.1 million due to the addition of MVF assets.

Gross Profit. In the three months ended September 30, 2016, gross margin was 20% of sales, compared to 29% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $4.0 million (50% of sales) in the three months ended September 30, 2016 as compared to $4.6 million (43% of sales) in the same period last year. SG&A for the three month period ended September 30, 2015 included approximately $0.3 million of legal, accounting and other expenses related to the MVF purchase transaction.

Operating Loss. Operating loss was $2.3 million in the three months ended September 30, 2016 period compared to a $1.5 million loss in the same period last year.

Interest Expense. Net interest expense was $0.2 million in the three months ended September 30, 2016 compared to $0.1 in the prior year period. The increase was due to interest associated with additional term loan and line of credit borrowings.

Other Income. Other income in both periods includes sublease income. Other income in the three months ended September 30, 2015 also includes $4.1 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible MVF assets acquired (less liabilities assumed), and (y) the fair value of the common shares and the warrants given as consideration for the purchase.

Income Taxes. During the quarter ended September 30, 2015, the Company recorded a deferred income tax benefit in the amount of $2.7 million related to the MVF assets acquired.

Net Income (Loss). The net loss in the three months ended September 30, 2016 was $2.3 million, compared to net income of $5.4 million in the prior year period.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way mortgage provided for interest at Libor plus 3% (3.52% as of September 30, 2016). Repayment was based on monthly payments with a 25-year amortization, with all principal due in 10 years. The real estate loan was secured by a first trust deed on the property. As of September 30, 2016, the Company owed approximately $4.6 million under the mortgage. The Hollywood Way mortgage was paid off upon sale of the real estate in October 2016.

In July 2016, the Company entered into a three-year credit agreement which, as amended in September 2016, provided for $4 million of borrowings based on 85% of acceptable accounts receivable as defined. The loan and security agreement as amended provided for interest at prime rate plus 1.0% (4.50% as of September 30, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.55% of the outstanding daily loan balance (an equivalent annual fee of 6.6%), and an annual commitment fee of 0.5% and 0.4% of the commitment on the first and second anniversary dates, respectively. Amounts outstanding under the agreement are secured by all of the Company’s personal property. As of September 30, 2016, the Company owed $3.1 million under the credit agreement.

Due to the Company’s previous failure to meet financial covenants, the balance owed for the mortgage debt has been classified as a current liability in the condensed consolidated balance sheet as of September 30, 2016. The mortgage was paid off upon sale of the building in October 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of September 30, 2016, the Company had borrowed the $6,000,000 under the Loan Agreement.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (6.85% as of September 30, 2016). At the Company's election, interest may be paid as payment in kind (“PIK”) by adding such accrued interest to the unpaid principal balance of the Term Loan. During the quarter ended September 30, 2016, the Company elected the PIK method which increased the total amount outstanding under the Term Loan by $104,000. The outstanding principal balance and all accrued and unpaid interest on the Term Loan are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loan from time to time in whole or in part without penalty or premium.

Amounts Borrowed. As of September 30, 2016, the Company had outstanding borrowings of $3.1 million of under the revolving credit facility, $0.3 million of equipment financing, $4.6 million of mortgage debt, and $6.1 million under the Term Loan. The mortgage was paid off upon sale of the building in October 2016.

Monthly and annual principal and interest payments due under the capital leases and Term Loan balances outstanding as of September 30, 2016 are approximately $47,000 and $0.6 million, respectively, assuming no change in interest rates.

The following table summarizes the September 30, 2016 amounts outstanding under our line of credit, capital lease obligations and mortgage loans (excluding the mortgage loan which was paid off in October 2016):

Line of credit	$3,139,000
Current portion of notes payable and capital leases	120,000
Long-term portion of notes payable and capital leases	170,000
Term Loan	6,104,000
Total	$9,533,000

The Company’s cash balance decreased from $49,000 on July 1, 2016 to $40,000 on September 30, 2016, due to the following:

Balance July 1, 2016	$49,000
Increase in accounts receivable	(684,000)
Increase in prepaid expenses & other assets	(270,000)
Borrowing from revolving credit facility	2,714,000
Capital expenditures for property and equipment	(719,000)
Increase in accounts payable	1,216,000
Net loss	(2,326,000)
Changes in other assets and liabilities	60,000
Balance September 30, 2016	$40,000

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

In fiscal 2016 and 2017, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have increased from approximately 57 days to 65 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of September 30, 2016 due in the future, excluding the mortgage that was paid off in connection with the sale of real estate in October 2016, and including the operating lease obligations associated with the lease of the sold real estate:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$6,104,000	$-	$-	$6,104,000	$-
Term Debt Interest Obligations (1)	2,030,000	406,000	812,000	812,000	-
Capital Lease Obligations	290,000	120,000	109,000	61,000	-
Capital Lease Interest Obligations	35,000	15,000	15,000	5,000	-
Operating Lease Obligations	19,215,000	3,853,000	5,225,000	4,156,000	5,981,000
Line of Credit Obligations	3,139,000	3,139,000	-	-	-
Total	$30,813,000	$7,533,000	$6,161,000	$11,138,000	$5,981,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company generated sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were $(1,266,000) and ($2,023,000) for the 3-month periods ended September 30, 2015 and September 30, 2016, respectively. Cash flows from operations will vary from period to period, depending on cash receipts and payment timing with respect to current assets and current liabilities. The sale/leaseback of real estate in October 2016 generated additional working capital to support the Company’s cash needs in the fiscal year ending June 30, 2017.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $14.5 million as of September 30, 2016.

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

At September 30, 2016, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at September 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $14.1 million on September 30, 2016 under note payable, Term Loan and mortgage agreements. Our line of credit, equipment financing, Term Loan and mortgage loan are subject to variable interest rates. The weighted average interest rate paid during the three months ended September 30 2016 was 6.4%. For variable rate debt outstanding at September 30, 2016, a ..25% increase in interest rates will increase annual interest expense by approximately $36,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 3.0 – 6.0% (3.52% to 6.82% as September 30, 2016. The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR or the prime rate.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

From time to time, the Company may become a party to legal actions and complaints against the Company arising in the ordinary course of business, although it is not currently involved in any material legal proceedings.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Recent history of losses.
•	The need to raise additional operating capital.
•	Changes in credit agreements and breaches of related covenants and ongoing liquidity.
•	Our highly competitive marketplace.
•	The risks associated with dependence upon significant customers.
•	Our ability to execute our expansion strategy.
•	The uncertain ability to manage in a changing environment.
•	Our dependence upon and our ability to adapt to technological developments.
•	Dependence on key personnel.
•	Our ability to maintain and improve service quality.
•	Fluctuation in quarterly operating results and seasonality in certain of our markets.
•	Possible significant influence over corporate affairs by significant shareholders.
•	Our ability to operate effectively as a stand-alone, publicly traded company.
•	The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Specific risk factors related to our July 2015 acquisition of the assets of Modern VideoFilm, Inc. include

•	difficulty in realizing anticipated financial or strategic benefits of such acquisition.
•	diversion of capital and potential dilution of stockholder ownership,
•	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all,
•	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures,
•	management of employee relations across facilities,
•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of geographically dispersed personnel and operations,
•	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards,
•	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards,
•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify,
•	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame,
•	non-cash impairment charges or other accounting charges relating to the acquired assets, and
•	maintaining strong relationships with our and our acquired companies’ customers after the acquisitions.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2016 Form 10-K filed with the Securities and Exchange Commission, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally. Except to the extent of any obligation to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016; (2) Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2016; (3) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2016; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE: November 10, 2016	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)

