Form 10-Q
period 2016-12-31
Point.360
filed 2017-02-10
CIK 1398797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2016

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

☐ Yes       ☑ No

As of December 31, 2016, there were 12,740,506 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINT.360

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2016	Dec. 31 2016
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49	$37
Accounts receivable, net of allowances for doubtful accounts of $293 and $305, respectively	4,729	4,002
Inventories, net	127	143
Prepaid expenses and other current assets	498	864
Total current assets	5,403	5,046

Property and equipment, net	13,924	5,758
Other assets, net	1,215	1,323
Total assets	$20,542	$12,127

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,142	$1,063
Current portion of capital lease obligations	102	113
Accounts payable	838	1,116
Accrued wages and benefits	2,057	1,776
Other accrued expenses	188	205
Current portion of deferred gain on sale of real estate	178	313
Current portion of deferred lease incentive	209	209

Total current liabilities	8,714	4,795

Capital lease obligations, less current portion	79	142
Deferred gain on sale of real estate, less current portion	668	1,689
Deferred lease incentive, less current portion	783	679
Notes payable, less current portion	5,868	6,100

Total long-term liabilities	7,398	8,610

Total liabilities	16,112	13,405

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 12,630,506 and 12,740,506 shares issued and outstanding on June 30, 2016 and December 31, 2016, respectively	22,924	22,978
Additional paid-in capital	11,916	12,107
Accumulated deficit	(30,410)	(36,363)
Total shareholders’ equity	4,430	(1,278)

Total liabilities and shareholders’ equity	$20,542	$12,127

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016

Revenues	$9,693,000	$6,556,000	$20,454,000	$14,571,000
Cost of services sold	(7,737,000)	(6,199,000)	(15,357,000)	(12,576,000)

Gross profit	1,956,000	357,000	5,097,000	1,995,000
Selling, general and administrative expense	(4,490,000)	(4,036,000)	(9,106,000)	(8,000,000)

Operating loss	(2,534,000)	(3,679,000)	(4,009,000)	(6,005,000)
Interest expense	(104,000)	(142,000)	(214,000)	(321,000)
Gain on bargain asset purchase	-	-	4,099,000	-
Other income	326,000	194,000	487,000	373,000

Income (loss) before income taxes	(2,312,000)	(3,627,000)	363,000	(5,953,000)
Income tax (expense) - current	(2,000)	-	(5,000)	-
Income tax benefit - deferred	-	-	2,714,000	-
Net income (loss)	$(2,314,000)	$(3,627,000)	$3,072,000	$(5,953,000)

Income (loss) per share:
Basic:
Net income (loss)	$(0.18)	$(0.28)	$0.25	$(0.47)
Weighted average number of shares	12,559,424	12,740,506	12,450,339	12,708,821
Diluted:
Net income (loss)	$(0.18)	$(0.28)	$0.23	$(0.47)
Weighted average number of shares including the dilutive effect of stock options	12,559,424	12,740,506	13,154,282	12,708,821

See accompanying notes to condensed consolidated financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31, (in thousands)
	2015	2016

Cash flows from operating activities:
Net income (loss)	$3,072	$(5,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain asset purchase	(4,099)	-
Income tax benefit – deferred	(2,714)	-
Depreciation and amortization	1,033	1,158
Amortization of deferred gain on real estate	(88)	(309)
Amortization of deferred lease credit	(105)	(105)
Provision for doubtful accounts	(160)	12
Stock compensation expense	160	191
Issuance of common stock	34	54
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(26)	715
Decrease (increase) in inventories	20	(16)
(Increase) in prepaid expenses and other current assets	(304)	(349)
(Increase) in other assets	(202)	(140)
(Increase) in deferred tax asset	(305)	-
Increase in accounts payable	418	279
Increase (decrease) in accrued wages and benefits	587	(281)
Increase in other accrued expenses	118	17
Increase in other liabilities	-	22
Increase in deferred taxes payable	305	-
Net cash used in operating activities	(2,256)	(4,705)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	9,800
Capital expenditures	(585)	(1,178)
Net cash provided by (used in) investing activities	(585)	8,622

Cash flows from financing activities:
Borrowings from revolving credit agreement	699	638
Borrowings of notes payable	3,000	215
Repayment of notes payable	(111)	(4,718)
Payment of capital lease obligations	(27)	(64)
Net cash provided by (used in) financing activities	3,561	(3,929)
Net increase (decrease) in cash and cash equivalents	720	(12)
Cash and cash equivalents at beginning of period	22	49
Cash and cash equivalents at end of period	$742	$37

Selected cash payments and non-cash activities were as follows (in thousands):

	Six Months Ended December 31,
	2015	2016
Cash payments for income taxes (net of refunds)	$5	$-
Cash payments for interest	$208	$148
Assets acquired under capital lease	$29	$138
Purchase of assets for common stock and warrants	$1,417	$-
Non-cash deferred interest expense	$165	$-

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2016

Note 1 - THE COMPANY

Point.360 (the “Company,” “we” or “our”) provides high definition and standard definition digital mastering, data conversion, video and film asset management, distribution and other services to owners, producers and distributors of entertainment and advertising content. The Company provides the services necessary to edit, master, reformat, convert, archive and ultimately distribute its clients’ film and video content, including television programming feature films and movie trailers. The Company’s interconnected facilities provide service coverage to all major U.S. media centers. Clients include major motion picture studios and independent producers. The Company also rents and sells DVDs directly to consumers through its Movie>Q retail stores.

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

The Company operates in two business segments from three post production and two Movie>Q locations. Each post production location is electronically tied to the others and serves the same customer base. Depending on the location size, the production equipment consists of tape duplication, editing, encoding, standards conversion, and other machinery. Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements. While all locations are not exactly the same, an order received at one location may be fulfilled at one or more “sister” facilities to use resources in the most efficient manner.

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

As of December 31, 2016, the Company had two Movie>Q stores in Southern California. The stores employ an automated inventory management (“AIM”) system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie>Q can offer up to 10,000 unit selections to a customer at competitive rental rates. Movie>Q provides online reservations, an in-store destination experience, first run movie titles and a large unit selection (as opposed to 400-700 for a Redbox vending machine). Movie>Q provides the Company with a content distribution capability complimentary to the Company’s post production business.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2016.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2015	2016	2015	2016

Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	12,559	12,741	12,450	12,709

Dilutive effect of outstanding stock options	-	-	704	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	12,559	12,741	13,154	12,709
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	998	12	-	31

The weighted average number of common shares outstanding were the same amount for both basic and diluted loss per share in the three month periods ended December 31, 2015 and 2016 and the six-month period ended December 31, 2016. The effect of potentially dilutive securities for those periods was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 1,393,016 and 1,232,850 potentially dilutive shares at December 31, 2015 and 2016, respectively.

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

As of December 31, 2016 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

In connection with the Acquisition, on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6.0 million, $1.0 million of which was funded on the July 8, 2015 closing date. Under the Loan Agreement, we could request one or more additional advances in an aggregate amount not to exceed the remaining $5.0 million, until the third anniversary of the closing date. The fair value assigned to the common stock and warrants issued as consideration for the purchase of assets and the Term Loan was $1,417,000 and $165,000, respectively. The fair value of the consideration for the Term Loan was recorded as a reduction in the total amount of the Term Loan, and will be amortized over the five-year life of the Term Loan.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way mortgage was paid off upon sale of the building in October 2016 (see note 4.).

Amounts due under the mortgage were secured by the related real estate. Until January 27, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring on that date.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and fixed charge ratio covenants. Availability under the revolving credit facility was canceled in December 2014. On January 27, 2015, the bank waived the Company’s breach of financial covenants as of September 30, 2014. Concurrently, the bank eliminated the previously mentioned financial covenant requirements effective with the quarter ended December 31, 2014 and imposed a new covenant requiring that, effective June 30, 2015, the Company shall maintain a ratio of EBITDA (as defined) to the sum of interest expense and the current portion of long term debt of not less than 1.0 to 1, to be measured semi-annually. EBITDA and interest expense was to be measured at the end of each calendar half-year on the basis of the preceding twelve months. On June 30, 2016, the Company did not meet the new fixed charge ratio covenant.

In July 2016, the Company entered into a three-year credit agreement which, as amended in September 2016, provided for $4 million of borrowings based on 85% of acceptable accounts receivable as defined. The loan and security agreement as amended provided for interest at prime rate plus 1.0% (4.75% as of December 31, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.55% of the outstanding daily loan balance (an equivalent annual fee of 6.6%), and an annual commitment fee of 0.5% and 0.4% of the commitment on the first and second anniversary dates, respectively. Amounts outstanding under the agreement are secured by all of the Company’s personal property. As of December 31, 2016, the Company owed $1.1 million under the credit agreement.

Due to the Company’s failure to meet financial covenants, the balance owed for the mortgage debt was classified as a current liability in the condensed consolidated balance sheet as of June 30, 2016. The mortgage was paid off upon sale of the building in October 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of December 31, 2016, the Company had borrowed the $6,000,000 under the Loan Agreement.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (6.94% as of December 31, 2016). At the Company's election, interest may be paid as payment in kind (“PIK”) by adding such accrued interest to the unpaid principal balance of the Term Loan. During the quarter ended and six month periods ended December 31, 2016, the Company elected the PIK method which increased the total amount outstanding under the Term Loan by $175,000. The outstanding principal balance and all accrued and unpaid interest on the Term Loan are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loan from time to time in whole or in part without penalty or premium.

Annual maturities for debt under Term Loan and capital lease obligations as of December 31, 2016 are as follows:

2017	$113,000
2018	58,000
2019	31,000
2020	6,205,000
2021	24,000
Thereafter	-

Total:	$6,431,000

NOTE 4 - PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain is being amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2016.

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

On October 11, 2016, the Company sold to HWAY LLC, a California limited liability company (“HWAY”), all of its right, title and interest in and to certain land and improvements located at 1122 and 1133 North Hollywood Way, Burbank, CA (the “Property”) pursuant to a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “Purchase Agreement”). Concurrently, the Company leased the Property from HWAY pursuant to a Standard Industrial/Commercial Single-Tenant Lease (the “Lease Agreement”, and together with the Purchase Agreement, the “Sale and Leaseback”). Haig Bagerdjian, Chief Executive Officer, director and majority shareholder of the Company, holds a 99% membership interest in HWAY.

Pursuant to the Purchase Agreement, the Company sold the Property to HWAY for a purchase price of $9.8 million in cash (the “Purchase Price”). The Company received approximately $4.8 million in cash after payment of approximately $4.6 million to Bank of the West in full payment of indebtedness secured by a first lien mortgage on the Property, approximately $0.3 million paid to HWAY for a security deposit and rent under the Lease Agreement, and other closing costs. The security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheet as of December 31, 2016. The sale resulted in a $1.2 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 11-year lease term as reduced rent.

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

Property and equipment consist of the following as of December 31, 2016:

Machinery and equipment	$43,932,000
Leasehold improvements	9,162,000
Computer equipment	8,293,000
Equipment under capital lease	1,359,000
Office equipment, vehicles, CIP	818,000
Subtotal	63,564,000
Less accumulated depreciation and amortization	(57,806,000)
Property and equipment, net	$5,758,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 6 - INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through December 31, 2016 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through December 31, 2016. Based on Company’s review of its tax positions as of December 31, 2016, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

During the six months ended December 31, 2016, the Company recorded a deferred tax benefit in the amount of $2.7 million equal to the Company’s effective federal and state tax rate (approximately 40%) times the $6.8 million gain recorded in connection with the purchase of MVF’s assets. For financial statement purposes, the MVF purchase transaction was a bargain purchase. Therefore, the assets were recorded at their fair value determined under ASC 805, and the bargain element of the transaction was recorded as other income (ASC 805-30-25-2). The differences between the book and tax bases of the net assets acquired result in the recognition of deferred tax liabilities of $2.7 million ($6.8 million x 40% tax rate). The amount of the deferred tax benefit was recorded as a reduction of the $6.8 million gain on the statement of operations.

As of December 31, 2016, the Company had no net deferred tax assets because future realizability of such benefit was not considered to be more likely than not.

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

NOTE 7 - STOCK OPTION PLAN, STOCK-BASED COMPENSATION

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2016 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and six month periods ended December 31, 2015 and 2016 was as follows:

Three months ended December 31, 2015	$94,000
Three months ended December 31, 2016	$102,000
Six months ended December 31, 2015	$160,000
Six months ended December 31, 2016	$191,000

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

During each of the three and six month periods ended December 31, 2015 and 2016, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options	Average Exercise	Options	Average Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended December 31, 2015	30,000	$1.04	-	-
Three months ended December 31, 2016	-	-	30,000	$0.41
Six months ended December 31, 2015	95,000	$1.01	-	-
Six months ended December 31, 2016	-	-	160,000	$0.56

The following table summarizes the status of the 2007 and 2010 Plans as of December 31, 2016:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,805,400	1,141,700	2,947,100
Options available for grant	78,835	2,734,725	2,813,560

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2016	2,961,350	$0.72	$0.57
Granted	130,000	$0.60	$0.55
Exercised	(110,000)	$0.49	$0.41
Cancelled	(32,625)	$0.91	$0.80

Balance at September 30, 2016	2,948,725	$0.72	$0.57
Granted	30,000	$0.41	$0.38
Exercised	-	$-	$-
Cancelled	(31,625)	$0.96	$0.57

Balance at December 31, 2016	2,947,100	$0.71	$0.57

NOTE 8 - STOCK RIGHTS PROGRAM

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

No triggering events occurred in the six months ended December 31, 2016.

NOTE 9 - SHAREHOLDER’S EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2016 to December 31, 2016 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity
Balance, June 30, 2016	$22,924	$11,916	$(30,410)	$4,430
Stock option exercises	54	-	-	54
Stock-based compensation expense	-	89	-	89
Net loss	-	-	(2,326)	(2,326)
Balance, September 30, 2016	$22,978	$12,005	$(32,736)	$2,247
Stock-based compensation expense	-	102	-	102
Net loss	-	-	(3,627)	(3,627)
Balance, December 31, 2016	$22,978	$12,107	$(36,363)	$(1,278)

NOTE 10 - STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the six months ended December 31, 2016.

NOTE 11 - GOING CONCERN

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at December 31, 2016, and a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and cash flow.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 - SEGMENT INFORMATION:

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. generally accepted accounting principles. Our two segments are Point.360 and Movie>Q. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three and six month periods ended December 31, 2015 and 2016. Allocations for internal resources were made for the periods. The Movie>Q segment tracks certain assets separately, and all others are recorded in the Point.360 segment for internal reporting presentations. Cash was not segregated between the two segments but retained in the Point.360 segment.

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

Segment revenues, operating loss and total assets were as follows (in thousands):

Revenue	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016
Point.360	$9,625	$6,523	$20,325	$14,490
Movie>Q	68	33	129	81
Consolidated revenue	$9,693	$6,556	$20,454	$14,571

Operating loss	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016
Point.360	$(2,386)	$(3,529)	$(3,727)	$(5,680)
Movie>Q	(148)	(150)	(282)	(325)
Operating loss	$(2,534)	$(3,679)	$(4,009)	$(6,005)

Total Assets	June 30,	December 31,
	2016	2016
Point.360	$19,920	$12,098
Movie>Q	622	448
Consolidated assets	$20,542	$12,546

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Point.360 is a provider of video and film asset management services to owners, producers and distributors of entertainment content. We provide the post production services necessary to edit, master, reformat and archive our clients’ film and video content, including television programming, feature films and movie trailers using electronic and physical means. Clients include major motion picture studios and independent producers. The Company also rents and sells DVDs and video games directly to consumers through its Movie>Q retail stores.

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

The demand for entertainment content should continue to expand through web-based applications. We believe long and short form content will be sought by users of personal computers, hand-held devices and home entertainment technology. Additionally, changing formats from standard definition, to high definition, to Blu-Ray, to 4K, to high dynamic range (HDR) and perhaps other technologies will continue to give us the opportunity to provide new services with respect to content.

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

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Revenues. Revenues were $6.6 million for the three months ended December 31, 2016, compared to $9.7 million for the three months ended December 31, 2015. Sales decreased $3.1 million principally due to decline in feature and TV post work partially associated with the renovation of our facilities, and market pricing pressures. There is a risk that negative sales fluctuations may occur in the future for customers with larger project-based orders depending on the size of the order and the length of time needed to perform the required services. Additionally, sales may be negatively impacted due to employee turnover and customer reaction to ongoing losses. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended December 31, 2016, total costs of services decreased $1.5 million ($1.4 million due to lower wages and benefits), and were 95% of sales compared to 80% in the prior year. After December 31, 2016, we implemented further reductions in wages and benefits which will affect the remainder of fiscal 2017.

Gross Profit. In the three months ended December 31, 2016, gross margin was 5% of sales, compared to 20% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $4.0 million (62% of sales) in the three months ended December 31, 2016 as compared to $4.5 million (46% of sales) in the same period last year.

Operating Loss. Operating loss was $3.7 million in the three months ended December 31, 2016 period compared to a $2.5 million loss in the same period last year.

Interest Expense. Net interest expense was $0.1 million in the three months ended December 31, 2016 compared to $0.1 in the prior year period.

Other Income. Other income in both periods includes sublease income.

Net Loss. Net loss in the three months ended December 31, 2016 was $3.6 million, compared to a $2.3 million loss in the prior year period.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Revenues. Revenues were $14.6 million for the six months ended December 31, 2016, compared to $20.5 million for the six months ended December 31, 2015. Sales decreased $5.9 million principally due to decline in feature and TV post work partially associated with the renovation of our facilities, the elimination of MVF’s Santa Monica facility in the prior year period, and market pricing pressures. Larger project-based orders can affect revenues depending on the size of the order and the length of time needed to perform the required services. Additionally, sales may be negatively impacted due to employee turnover and customer reaction to ongoing losses. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the six months ended December 31, 2016, total costs of services decreased $2.8 million, and were 86% of sales compared to 75% in the prior year. $2.3 million of the decrease was associated with wages and benefits. We anticipate further reductions in wages and benefits for the remainder of fiscal 2017.

Gross Profit. In the six months ended December 31, 2016, gross margin was 14% of sales, compared to 25% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $8.0 million (55% of sales) in the six months ended December 31, 2016 as compared to $9.1 million (45% of sales) in the same period last year. SG&A for the six month period ended December 31, 2015 includes approximately $0.3 million of legal, accounting and other expenses related to the MVF purchase transaction.

Operating Loss. Operating loss was $6.0 million in the six months ended December 31, 2016 period compared to a $4.0 million loss in the same period last year.

Interest Expense. Net interest expense was $0.3 million in the six months ended December 31, 2016 compared to $0.2 million in the prior year period. The increase was due to additional borrowings under the revolving line of credit and Term Loan Agreement.

Other Income. Other income in both periods includes sublease income. Other income in the six months ended December 30, 2015 also includes $4.1 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible MVF assets acquired (less liabilities assumed), and (y) the fair value of the common shares and the warrants given as consideration for the MVF asset purchase.

Income Taxes. During the six months ended December 31, 2015, the Company recorded a deferred income tax benefit in the amount of $2.7 million related to the MVF assets acquired.

Net Income (Loss). The net loss in the six months ended December 31, 2016 was $6.0 million, compared to net income of $3.1 million in the prior year period.

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

Hollywood Way and Vine Street Mortgages. The Company entered into two real estate term loan agreements with respect to its Hollywood Way and Vine Street locations for $5.5 million and $3.1 million, respectively. The Vine mortgage was paid off upon sale of the building in June 2014. The remaining Hollywood Way mortgage was paid off upon sale of the building in October 2016 (see note 4.).

Amounts due under the mortgage are secured by the related real estate. Until January 27, 2015, while amounts were outstanding under the credit arrangements described above, the Company was subject to minimum tangible net worth (TNW), EBITDA, and fixed charge ratio financial covenants. See below for changes in the covenant requirements occurring on that date.

As of September 30, 2014 the Company did not meet the TNW, the minimum quarterly EBITDA, and the minimum quarterly and fixed charge ratio covenants. Availability under the revolving credit facility was canceled in December 2014. On January 27, 2015, the bank waived the Company’s breach of financial covenants as of September 30, 2014. Concurrently, the bank eliminated the previously mentioned financial covenant requirements effective with the quarter ended December 31, 2014 and imposed a new covenant requiring that, effective June 30, 2015, the Company shall maintain a ratio of EBITDA (as defined) to the sum of interest expense and the current portion of long term debt of not less than 1.0 to 1, to be measured semi-annually. EBITDA and interest expense was to be measured at the end of each calendar half-year on the basis of the preceding twelve months. On June 30, 2016, the Company did not meet the new fixed charge ratio covenant.

In July 2016, the Company entered into a three-year credit agreement which, as amended in September 2016, provided for $4 million of borrowings based on 85% of acceptable accounts receivable as defined. The loan and security agreement as amended provided for interest at prime rate plus 1.0% (4.75% as of December 31, 2016). In addition, the Company will pay a monthly “collateral management” fee of 0.55% of the outstanding daily loan balance (an equivalent annual fee of 6.6%), and an annual commitment fee of 0.5% and 0.4% of the commitment on the first and second anniversary dates, respectively. Amounts outstanding under the agreement are secured by all of the Company’s personal property. As of December 31, 2016, the Company owed $1.1 million under the credit agreement.

Due to the Company’s failure to meet financial covenants, the balance owed for the mortgage debt was classified as a current liability in the condensed consolidated balance sheet as of June 30, 2016. The mortgage was paid off upon sale of the building in October 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of December 31, 2016, the Company had borrowed the $6,000,000 under the Loan Agreement.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (6.94% as of December 31, 2016). At the Company's election, interest may be paid as payment in kind (“PIK”) by adding such accrued interest to the unpaid principal balance of the Term Loan. During the quarter ended and six month periods ended December 31, 2016, the Company elected the PIK method which increased the total amount outstanding under the Term Loan by $175,000. The outstanding principal balance and all accrued and unpaid interest on the Term Loan are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loan from time to time in whole or in part without penalty or premium.

Amounts Borrowed. As of December 31, 2016, the Company had outstanding borrowings of $1.1 million of under the revolving credit facility, $0.3 million of equipment financing, and $6.2 million under the Term Loan.

Monthly and annual principal and interest payments due under the capital leases as of December 31, 2016 are approximately $14,000 and $127,000, respectively, assuming no change in interest rates.

The following table summarizes the December 31, 2016 amounts outstanding under our line of credit, capital lease obligations and Term Loan:

Line of credit	$1,063,000
Current portion of capital leases	113,000
Long-term portion of capital leases	142,000
Term Loan	6,175,000
Total	$7,493,000

The Company’s cash balance decreased from $49,000 on July 1, 2016 to $37,000 on December 31, 2016, due to the following:

Balance July 1, 2016	$49,000
Decrease in accounts receivable	715,000
Increase in accounts payable	279,000
Proceeds from sale of fixed assets	9,597,000
Repayment of notes payable	(4,718,000)
Operating loss	(6,005,000)
Changes in other assets and liabilities	120,000
Balance December 31, 2016	$37,000

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

In fiscal 2016 and 2017, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have increased from approximately 59 days to 54 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of December 31, 2016 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$6,175,000	$-	$-	$6,175,000	$-
Term Debt Interest Obligations (1)	1,617,000	431,000	862,000	324,000	-
Capital Lease Obligations	255,000	113,000	88,000	54,000	-
Capital Lease Interest Obligations	30,000	14,000	13,000	3,000	-
Operating Lease Obligations	18,260,000	3,865,000	4,874,000	3,766,000	5,755,000
Line of Credit Obligations	1,063,000	1,063,000	-	-	-
Total	$27,400,000	$5,486,000	$5,837,000	$10,322,000	$5,755,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company generated sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were ($4,705,000) and ($2,256,000) for the six-month periods ended December 31, 2016 and December 31, 2015, respectively. Cash flows from operations will vary from period to period, depending on cash receipts and payment timing with respect to current assets and current liabilities. Between September 1, 2016 and January 31, 2016, the Company’s headcount has been reduced from 352 to 282 as the result of reorganization of services among our three facilities to better serve our customers and in response to reduced revenues. The sale/leaseback of real estate in October 2016 generated additional working capital to support the Company’s cash needs. The Company will need to raise additional cash to support operations in the fiscal year ending June 30, 2017 (see Note 11).

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $6.0 million as of December 31, 2016.

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

At December 31, 2016, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at December 31, 2016.

RECENT ACCOUNTING PRONOUCEMENTS

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. [For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2016-18 is not expected to have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For example, the new guidance requires all excess tax benefits and tax deficiencies related to share-based payments to be recognized in income tax expense, and for those excess tax benefits to be recognized regardless of whether it reduces current taxes payable. The ASU also allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Different methods of adoption are required for the various amendments and early adoption is permitted, but all of the amendments must be adopted in the same period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and does not expect the impact to be significant.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company had borrowings of $7.5 million on December 31, 2016 under note payable and Term Loan agreements. Our line of credit, equipment financing and Term Loan agreements are subject to variable interest rates. The weighted average interest rate paid during the six months ended December 31, 2016 was 6.7%. For variable rate debt outstanding at December 31, 2016, a .25% increase in interest rates will increase annual interest expense by approximately $18,000. Amounts outstanding or that may become outstanding under the credit facilities provide for interest primarily at the LIBOR plus 3.0-6.0% (3.94% to 6.94% as of December 31, 2016). The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions and complaints against the Company arising in the ordinary course of business, although it is not currently involved in any material such legal proceedings.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Recent history of losses (see Note 11 regarding the Company’s ability to continue as a going concern)
●	Changes in credit agreements and breaches of related covenants and ongoing liquidity.
●	Our highly competitive marketplace.
●	The risks associated with dependence upon significant customers.
●	Our ability to execute our expansion strategy.
●	The uncertain ability to manage in a changing environment.
●	Our dependence upon and our ability to adapt to technological developments.
●	Dependence on key personnel.
●	Our ability to maintain and improve service quality.
●	Fluctuation in quarterly operating results and seasonality in certain of our markets.
●	Possible significant influence over corporate affairs by significant shareholders.
●	Our ability to operate effectively as a stand-alone, publicly traded company.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s June 30, 2016, Form 10-K filed with the Securities and Exchange Commission, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these areas of risk in connection with considering any forward-looking statements that may be made in this Form 10-Q and elsewhere by us and our business generally. Except to the extent of any obligation to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as December 31, 2016 and June 30, 2016; (2) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2016; (3) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2016; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360
DATE: February 10, 2017	BY:	/s/ Alan R. Steel
Alan R. Steel
Executive Vice President,
Finance and Administration
(duly authorized officer and principal financial officer)