Form 10-Q
period 2017-03-31
Point.360
filed 2017-05-11
CIK 1398797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

(323) 987-9400

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

☑ Yes             ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes           ☑ No

As of March 31, 2017, there were 12,740,506 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POINT.360

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2016	March 31, 2017
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49	$109
Accounts receivable, net of allowances for doubtful accounts of $293 and $311, respectively	4,729	4,062
Inventories, net	127	121
Prepaid expenses and other current assets	498	451
Total current assets	5,403	4,743

Property and equipment, net	13,924	5,098
Other assets, net	1,215	1,297
Total assets	$20,542	$11,138

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$5,142	$2,126
Current portion of capital lease obligations	102	99
Accounts payable	838	2,170
Accrued wages and benefits	2,057	1,095
Other accrued expenses	188	149
Current portion of deferred gain on sale of real estate	178	345
Current portion of deferred lease incentive	209	209

Total current liabilities	8,714	6,193

Notes payable, less current portion	5,868	6,215
Capital lease obligations, less current portion	79	128
Deferred gain on sale of real estate, less current portion	668	1,617
Deferred lease incentive, less current portion	783	626

Total long-term liabilities	7,398	8,586

Total liabilities	16,112	14,779

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock – no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock – no par value; 50,000,000 shares authorized; 12,630,506 and 12,740,506 shares issued and outstanding on June 30, 2016 and March 31, 2017, respectively	22,924	22,978
Additional paid-in capital	11,916	12,182
Accumulated deficit	(30,410)	(38,801)
Total shareholders’ equity	4,430	(3,641)

Total liabilities and shareholders’ equity	$20,542	$11,138

See accompanying notes to condensed consolidated financial statements.

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017

Revenues	$8,874,000	$6,656,000	$29,328,000	$21,227,000
Cost of services sold	(7,153,000)	(5,462,000)	(22,510,000)	(18,038,000)

Gross profit	1,721,000	1,194,000	6,818,000	3,189,000
Selling, general and administrative expense	(4,104,000)	(3,372,000)	(13,210,000)	(11,371,000)
Impairment of long lived assets	-	(361,000)	-	(361,000)

Operating loss	(2,383,000)	(2,539,000)	(6,392,000)	(8,543,000)
Interest expense	(151,000)	(146,000)	(366,000)	(468,000)
Gain on bargain asset purchase	-	-	4,099,000	-
Other income	241,000	247,000	728,000	620,000

Income (loss) before income taxes	(2,293,000)	(2,438,000)	(1,931,000)	(8,391,000)
Income tax (expense) - current	-	-	(5,000)	-
Income tax benefit - deferred	-	-	2,714,000	-
Net income (loss)	$(2,293,000)	$(2,438,000)	$778,000	$(8,391,000)

Income (loss) per share:
Basic:
Net income (loss)	$(0.18)	$(0.19)	$0.06	$(0.66)
Weighted average number of shares	12,611,550	12,740,506	12,503,685	12,719,229
Diluted:
Net income (loss)	$(0.18)	$(0.19)	$0.06	$(0.66)
Weighted average number of shares including the dilutive effect of stock options	12,611,550	12,740,506	13,128,504	12,719,229

See accompanying notes to condensed consolidated financial statements

POINT.360

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	(in thousands)
	2016	2017

Cash flows from operating activities:
Net income (loss)	$778	$(8,391)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on bargain asset purchase	(4,099)	-
Impairment of long lived assets	-	361
Income tax benefit – deferred	(2,714)	-
Depreciation and amortization	1,590	1,638
Amortization of deferred gain on real estate	(133)	(179)
Amortization of deferred lease credit	(157)	(157)
Provision for doubtful accounts	(153)	18
Stock compensation expense	226	266
Issuance of common stock	54	54
Changes in operating assets and liabilities:
Decrease in accounts receivable	482	649
Decrease in inventories	65	6
(Increase) decrease in prepaid expenses and other current assets	(388)	64
(Increase) in other assets	(170)	(129)
(Increase) in deferred tax asset	(305)	-
Increase (decrease) in accounts payable	(34)	1,333
(Decrease) in accrued wages and benefits	(42)	(962)
Increase (decrease) in other accrued expenses	111	(39)
Increase in other liabilities	-	54
Increase in deferred taxes payable	305	-
Net cash used in operating activities	(4,584)	(5,414)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	9,800
Capital expenditures	(782)	(1,685)
Net cash provided by (used in) investing activities	(782)	8,115

Cash flows from financing activities:
Borrowings from revolving credit agreement	923	1,701
Borrowings of notes payable	5,000	330
Repayment of notes payable	(166)	(4,718)
Acquisition (repayment) of capital lease obligations	(53)	46
Net cash provided by (used in) financing activities	5,704	(2,641)
Net increase in cash and cash equivalents	338	60
Cash and cash equivalents at beginning of period	22	49
Cash and cash equivalents at end of period	$360	$109

Selected cash payments and non-cash activities were as follows (in thousands):

	Nine Months Ended March 31,
	2016	2017
Cash payments for income taxes (net of refunds)	$5	$-
Cash payments for interest	$305	$223
Assets acquired under capital lease	$119	$138
Purchase of assets for common stock and warrants	$1,417	$-
Non-cash deferred interest expense	$165	$-

See accompanying notes to condensed consolidated financial statements.

Point.360

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2017

Note 1- THE COMPANY

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

The Company operates in one business segment from three post production locations. Each post production location is electronically tied to the others and serves the same customer base. Depending on the location size, the production equipment consists of tape duplication, editing, encoding, standards conversion, and other machinery. Each location employs personnel with the skills required to efficiently run the equipment and handle customer requirements. While all locations are not exactly the same, an order received at one location may be fulfilled at one or more “sister” facilities to use resources in the most efficient manner.

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

In fiscal 2010, the Company purchased assets and intellectual property for a research and development project to address the viability of the DVD rental business being abandoned by the closure of Movie Gallery/Hollywood Video and Blockbuster stores. As of December 31, 2016, the Company had two Movie Q stores in Southern California employing an automated inventory management system in a 1,200-1,600 square foot facility. By saving space and personnel costs which caused the big box stores to be uncompetitive with lower priced online and vending machine rental alternatives, Movie Q could offer up to 10,000 unit selections to a customer at competitive rental rates. As of March 31, 2017, the Company decided to abandon the Movie Q business concurrent with the termination of the two store leases.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended June 30, 2016.

Pro Forma Earnings (Loss) Per Share

A reconciliation of the denominator of the basic earnings per share (“EPS”) computation to the denominator of the diluted EPS computation is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2016	2017	2016	2017
Pro forma weighted average of number of shares
Weighted average number of common shares outstanding used in computation of basic EPS	12,612	12,741	12,504	12,719
Dilutive effect of outstanding stock options	-	-	625	-
Weighted average number of common and potential Common shares outstanding used in computation of Diluted EPS	12,612	12,741	13,129	12,719
Effect of dilutive options excluded in the computation of diluted EPS due to net loss	485	7	-	15

The weighted average number of common shares outstanding were the same amount for both basic and diluted loss per share in the three month periods ended March 31, 2016 and 2017 and the nine-month period ended March 31, 2017. The effect of potentially dilutive securities for those periods was excluded from the computation of diluted earnings per share because the Company reported a net loss, and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a higher earnings per share, or lower loss per share, respectively). There were 1,404,925 and 1,610,250 potentially dilutive shares at March 31, 2016 and 2017, respectively.

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

As of March 31, 2017 the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of such instruments. The carrying value of capital lease obligations, notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

NOTE 2- ACQUISITION OF ASSETS OF MODERN VIDEOFILM, INC.

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

NOTE 3- NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

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

In July 2016, the Company entered into a three-year credit agreement which, as amended in September 2016, provided for $4 million of borrowings based on 85% of acceptable accounts receivable as defined. The loan and security agreement as amended provided for interest at prime rate plus 1.0% (5.00% as of March 31, 2017). In addition, the Company will pay a monthly “collateral management” fee of 0.55% of the outstanding daily loan balance (an equivalent annual fee of 6.6%), and an annual commitment fee of 0.5% and 0.4% of the commitment on the first and second anniversary dates, respectively. Amounts outstanding under the agreement are secured by all of the Company’s personal property. As of March 31, 2017, the Company owed $2.1 million under the credit agreement.

Due to the Company’s failure to meet financial covenants, the balance owed for the mortgage debt was classified as a current liability in the condensed consolidated balance sheet as of June 30, 2016. The mortgage was paid off upon sale of the building in October 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of March 31, 2017, the Company had borrowed the $6,000,000 under the Loan Agreement.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (7.15% as of March 31, 2017). At the Company's election, interest may be paid as payment in kind (“PIK”) by adding such accrued interest to the unpaid principal balance of the Term Loan. During the quarter ended and nine month period ended March 31, 2017, the Company elected the PIK method which increased the total amount outstanding under the Term Loan by $284,000. The outstanding principal balance and all accrued and unpaid interest on the Term Loan are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loan from time to time in whole or in part without penalty or premium.

Annual maturities for debt under Term Loan and capital lease obligations as of March 31, 2017 are as follows:

2017	$99,000
2018	53,000
2019	29,000
2020	6,314,000
2021	16,000

Total:	$6,511,000

NOTE 4- PROPERTY AND EQUIPMENT

In March 2006, the Company entered into a sale and leaseback transaction with respect to its Media Center real estate. The real estate was sold for approximately $14.0 million resulting in a $1.3 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain is being amortized over the initial 15-year lease term as reduced rent. Net proceeds at the closing of the sale were used to pay off the mortgage and other outstanding debt. A $250,000 security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2016 and March 31, 2017.

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

Pursuant to the Purchase Agreement, the Company sold the Property to HWAY for a purchase price of $9.8 million in cash (the “Purchase Price”). The Company received approximately $4.8 million in cash after payment of approximately $4.6 million to Bank of the West in full payment of indebtedness secured by a first lien mortgage on the Property, approximately $0.3 million paid to HWAY for a security deposit and rent under the Lease Agreement, and other closing costs. The security deposit related to the lease has been recorded as a deposit in “other assets, net” in the Condensed Consolidated Balance Sheet as of March 31, 2017. The sale resulted in a $1.2 million after tax gain. In accordance with the Accounting Standards Codification (ASC) 840-40, the gain will be amortized over the initial 11-year lease term as reduced rent.

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

Property and equipment consist of the following as of March 31, 2017:

Machinery and equipment	$44,058,000
Leasehold improvements	9,223,000
Computer equipment	8,315,000
Equipment under capital lease	1,359,000
Office equipment, vehicles, CIP	818,000
Subtotal	63,773,000
Less accumulated depreciation and amortization	(58,675,000)
Property and equipment, net	$5,098,000

NOTE 5- COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

NOTE 6- INCOME TAXES

The Company reviewed its Accounting Standards Codification (“ASC”) 740-10 documentation for the periods through March 31, 2017 to ascertain if any changes should be made with respect to tax positions previously taken. In addition, the Company reviewed its income tax reporting through March 31, 2017. Based on Company’s review of its tax positions as of March 31, 2017, no new uncertain tax positions have been identified; nor has new information become available that would change management’s judgment with respect to tax positions previously taken.

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

As of March 31, 2017, the Company had no net deferred tax assets because future realizability of such benefit was not considered to be more likely than not.

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

We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2017 included compensation expense for the share-based payment awards based on the grant date fair value. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods reported in this Form 10-Q is based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period being reported in this Form 10-Q, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters. Stock-based compensation expense related to employee or director stock options recognized for the three and nine month periods ended March 31, 2016 and 2017 was as follows:

Three months ended March 31, 2016	$68,000
Three months ended March 31, 2017	$75,000
Nine months ended March 31, 2016	$226,000
Nine months ended March 31, 2017	$266,000

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

During each of the three and nine month periods ended March 31, 2016 and 2017, the Company granted awards of stock options as follows:

	2007 Plan		2010 Plan
	Options	Average Exercise	Options	Average Exercise
	Granted	Price per Share	Granted	Price per Share
Three months ended March 31, 2016	544,000	$0.88	100,000	$0.88
Three months ended March 31, 2017	-	-	-	-
Nine months ended March 31, 2016	639,000	$0.90	100,000	$0.88
Nine months ended March 31, 2017	-	-	160,000	$0.56

The following table summarizes the status of the 2007 and 2010 Plans as of March 31, 2017:

	2007 Plan	2010 Plan	Total
Options originally available	2,000,000	4,000,000	6,000,000
Stock options outstanding	1,781,150	904.700	2,685,850
Options available for grant	103,085	2,971,725	3,074,810

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at June 30, 2016	2,961,350	$0.72	$0.57
Granted	130,000	$0.60	$0.55
Exercised	(110,000)	$0.49	$0.41
Cancelled	(32,625)	$0.91	$0.80

Balance at September 30, 2016	2,948,725	$0.72	$0.57
Granted	30,000	$0.41	$0.38
Exercised	-	$-	$-
Cancelled	(31,625)	$0.96	$0.57

Balance at December 31, 2016	2,947,100	$0.71	$0.57

Granted	-	$-	$-
Exercised	-	$-	$-
Cancelled	(261,250)	$0.93	$0.57

Balance at March 31, 2017	2,685,850	$0.69	$0.57

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

No triggering events occurred in the nine months ended March 31, 2017.

NOTE 9- SHAREHOLDERS’ EQUITY

The following table analyzes the components of shareholders’ equity from June 30, 2016 to March 31, 2017 (in thousands):

	Common Stock	Paid-in Capital	Accumulated (Deficit)	Shareholders’ Equity

Balance, June 30, 2016	$22,924	$11,916	$(30,410)	$4,430
Stock option exercises	54	-	-	54
Stock-based compensation expense	-	89	-	89
Net loss	-	-	(2,326)	(2,326)
Balance, September 30, 2016	$22,978	$12,005	$(32,736)	$2,247
Stock-based compensation expense	-	102	-	102
Net loss	-	-	(3,627)	(3,627)
Balance, December 31, 2016	$22,978	$12,107	$(36,363)	$(1,278)
Stock-based compensation expense	-	75	-	75
Net loss	-	-	(2,438)	(2,438)
Balance, March 31, 2017	$22,978	$12,182	$(38,801)	$(3,641)

NOTE 10- STOCK REPURCHASE PLAN

In February 2008, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company may purchase outstanding shares of its common stock on the open market at such times and prices determined in the sole discretion of management. No shares were acquired pursuant to the repurchase program during the nine months ended March 31, 2017.

NOTE 11- GOING CONCERN

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2017, and a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and cash flow.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 12- ABANDONMENT OF MOVIE Q OPERATION

In fiscal 2010, the Company acquired assets and technology for use in developing the Movie Q DVD rental business.  The Company opened three Movie Q stores incorporating an automated inventory management system. With the continuing decline of the DVD rental business, the expiration of the store leases and the specialized nature of the Movie Q assets, management believed that any value associated with the assets could only have been realized if the stores could have been sold as an operating entity and the leases remained in place. As a result, the Company decided to abandon the Movie Q business as of March 31, 2017. The remaining assets were dismantled, determined to have only scrap value, and removed from the leased premises. Accordingly, a $0.4 million impairment loss was recorded in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2017.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues. Revenues were $6.7 million for the three months ended March 31, 2017, compared to $8.9 million for the three months ended March 31, 2016. Sales decreased $2.2 million principally due to decline in feature and TV post work partially associated with the renovation of our facilities, and market pricing pressures. There is a risk that negative sales fluctuations may occur in the future for customers with larger project-based orders depending on the size of the order and the length of time needed to perform the required services. Additionally, sales may be negatively impacted due to employee turnover and customer reaction to ongoing losses. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the three months ended March 31, 2017, total costs of services decreased $1.7 million ($1.7 million due to lower wages and benefits), and were 82% of sales compared to 81% in the prior year. In the three months ended March 31, 2017, we implemented further reductions in wages and benefits which will affect the remainder of fiscal 2017.

Gross Profit. In the three months ended March 31, 2017, gross margin was 18% of sales, compared to 19% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $3.4 million (51% of sales) in the three months ended March 31, 2017 as compared to $4.1 million (46% of sales) in the same period last year. SG&A expense decreased $0.7 million due to lower wages and benefits.

Impairment of Long Lived Assets. Due to declining revenues and the expiration of the remaining two store leases, the Company decided to abandon the Movie Q business as of March 31, 2017 and write off the remaining Movie Q assets, resulting in an impairment charge of $0.4 million in the quarter ended March 31, 2017.

Operating Loss. Operating loss was $2.5 million in the three months ended March 31, 2017 period compared to a $2.4 million loss in the same period last year.

Interest Expense. Net interest expense was $147,000 in the three months ended March 31, 2017 compared to $151,000 in the prior year period.

Other Income. Other income in both periods includes sublease income.

Net Loss. Net loss in the three months ended March 31, 2017 was $2.4 million, compared to a $2.3 million loss in the prior year period.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Revenues. Revenues were $21.2 million for the nine months ended March 31, 2017, compared to $29.3 million for the nine months ended March 31, 2016. Sales decreased $8.1 million principally due to decline in feature and TV post work partially associated with the renovation of our facilities, the elimination of MVF’s Santa Monica facility in the prior year period, and market pricing pressures. Larger project-based orders can affect revenues depending on the size of the order and the length of time needed to perform the required services. Additionally, sales may be negatively impacted due to employee turnover and customer reaction to ongoing losses. We continue to have excellent relations with our major customers.

Cost of Services. Costs of services consist principally of wages and benefits, facility costs and depreciation of physical assets. During the nine months ended March 31, 2017, total costs of services decreased $4.5 million, and were 85% of sales compared to 77% in the prior year. $4.0 million of the decrease was associated with wages and benefits. We anticipate further reductions in wages and benefits for the remainder of fiscal 2017.

Gross Profit. In the nine months ended March 31, 2017, gross margin was 15% of sales, compared to 23% for the same period last year. The decrease in gross profit percentage is due to the factors cited above. From time to time, we will increase or decrease staff capabilities to satisfy potential customer service demand. We expect gross margins to fluctuate in the future as the sales mix changes.

Selling, General and Administrative Expense. SG&A expense was $11.4 million (54% of sales) in the nine months ended March 31, 2017 as compared to $13.2 million (45% of sales) in the same period last year. SG&A for the nine month period ended March 31, 2016 includes approximately $0.3 million of legal, accounting and other expenses related to the MVF purchase transaction.

Impairment of Long Lived Assets. Due to declining revenues and the expiration of the remaining two store leases, the Company decided to abandon the Movie Q business as of March 31, 2017 and write off the remaining Movie Q assets, resulting in an impairment charge of $0.4 million in the nine months ended March 31, 2017.

Operating Loss. Operating loss was $8.5 million in the nine months ended March 31, 2017 period compared to a $6.4 million loss in the same period last year.

Interest Expense. Net interest expense was $0.5 million in the nine months ended March 31, 2017 compared to $0.4 million in the prior year period. The increase was due to additional borrowings under the revolving line of credit and Term Loan Agreement.

Other Income. Other income in both periods includes sublease income. Other income in the nine months ended March 31, 2016 also includes $4.1 million representing the difference between (x) the aggregate fair values assigned to the tangible and intangible MVF assets acquired (less liabilities assumed), and (y) the fair value of the common shares and the warrants given as consideration for the MVF asset purchase.

Income Taxes. During the nine months ended March 31, 2016, the Company recorded a deferred income tax benefit in the amount of $2.7 million related to the MVF assets acquired.

Net Income (Loss). The net loss in the nine months ended March 31, 2017 was $8.4 million, compared to net income of $0.8 million in the prior year period.

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

In July 2016, the Company entered into a three-year credit agreement which, as amended in September 2016, provided for $4 million of borrowings based on 85% of acceptable accounts receivable as defined. The loan and security agreement as amended provided for interest at prime rate plus 1.0% (5.00% as of March 31, 2017). In addition, the Company will pay a monthly “collateral management” fee of 0.55% of the outstanding daily loan balance (an equivalent annual fee of 6.6%), and an annual commitment fee of 0.5% and 0.4% of the commitment on the first and second anniversary dates, respectively. Amounts outstanding under the agreement are secured by all of the Company’s personal property. As of March 31, 2017, the Company owed $2.1 million under the credit agreement.

Due to the Company’s failure to meet financial covenants, the balance owed for the mortgage debt was classified as a current liability in the condensed consolidated balance sheet as of June 30, 2016. The mortgage was paid off upon sale of the building in October 2016.

In connection with the purchase of the assets of Modern VideoFilm, Inc. on July 8, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders. The Loan Agreement is comprised of a five-year term loan facility in the amount of $6,000,000, $1,000,000 of which was funded on the July 8, 2015 closing date. As of March 31, 2017, the Company had borrowed the $6,000,000 under the Loan Agreement.

We must pay monthly interest in arrears on the unpaid principal balance of the Term Loan at a rate per annum equal to three-month LIBOR plus 6.00% (7.15% as of March 31, 2017). At the Company's election, interest may be paid as payment in kind (“PIK”) by adding such accrued interest to the unpaid principal balance of the Term Loan. During the quarter ended and nine month period ended March 31, 2017, the Company elected the PIK method which increased the total amount outstanding under the Term Loan by $284,000. The outstanding principal balance and all accrued and unpaid interest on the Term Loan are due and payable on July 8, 2020. We may voluntarily prepay outstanding Term Loan from time to time in whole or in part without penalty or premium.

Amounts Borrowed. As of March 31, 2017, the Company had outstanding borrowings of $2.1 million of under the revolving credit facility, $0.3 million of equipment financing, and $6.3 million under the Term Loan.

Monthly and annual principal and interest payments due under the capital leases as of March 31, 2017 are approximately $11,000 and $112,000, respectively, assuming no change in interest rates.

Annual maturities for debt under Term Loan and capital lease obligations as of March 31, 2017 are as follows:

Line of credit	$2,126,000
Current portion of capital leases	99,000
Long-term portion of capital leases	129,000
Term Loan	6,284,000
Total	$8,638,000

The Company’s cash balance increased from $49,000 on July 1, 2016 to $109,000 on March 31, 2017, due to the following:

Balance July 1, 2016	$49,000
Decrease in accounts receivable	649,000
Increase in accounts payable	1,333,000
Proceeds from sale of fixed assets	9,800,000
Repayment of notes payable	(4,718,000)
Operating loss	(8,391,000)
Borrowings from revolving line of credit	1,701,000
Changes in other assets and liabilities	(314,000)
Balance March 31, 2017	$109,000

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

In fiscal 2016 and 2017, the underlying drivers of operating cash flows (sales, receivable collections, the timing of vendor payments, facility costs and employment levels) have been consistent. Sales outstanding in accounts receivable have decreased from approximately 57 days to 56 days within the last 12 months. We do not expect days sales outstanding to materially fluctuate in the future.

The following table summarizes contractual obligations as of March 31, 2017 due in the future:

	Payment due by Period
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	Thereafter
Term Debt Principal Obligations	$6,284,000	$-	$-	$6,284,000	$-
Term Debt Interest Obligations (1)	1,645,000	439,000	877,000	329,000	-
Capital Lease Obligations	228,000	99,000	82,000	47,000	-
Capital Lease Interest Obligations	27,000	13,000	11,000	3,000	-
Operating Lease Obligations	17,811,000	3,524,000	4,940,000	3,821,000	5,526,000
Line of Credit Obligations	2,126,000	2,126,000	-	-	-
Total	$28,121,000	$6,201,000	$5,910,000	$10,484,000	$5,526,000

(1) Interest on variable rate debt has been computed using the rate on the latest balance sheet date.

During the past year, the Company generated sufficient cash flow to meet operating, capital expenditure and debt service needs and its other obligations. When preparing estimates of future cash flows, we consider historical performance, technological changes, market factors, industry trends and other criteria. Cash flows from operations were ($5,414,000) and ($4,584,000) for the nine-month periods ended March 31, 2017 and March 31, 2016, respectively. Cash flows from operations will vary from period to period, depending on cash receipts and payment timing with respect to current assets and current liabilities. Between July 1, 2016 and March 31, 2017, the Company’s headcount has been reduced from 352 to 239 as the result of reorganization of services among our three facilities to better serve our customers and in response to reduced revenues. The sale/leaseback of real estate in October 2016 generated additional working capital to support the Company’s cash needs. The Company will need to raise additional cash to support operations in the fiscal year ending June 30, 2017 (see Note 11 – notes to condensed consolidated financial statements (unaudited)).

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a charge to the statement of operations, together with an equal reduction of the related asset. Net long-lived assets amounted to approximately $5.3 million as of March 31, 2017.

In fiscal 2010, the Company acquired assets and technology for use in developing the Movie Q proof of concept. The Company opened three Movie Q stores incorporating an automated inventory management system. With the continuing decline in store revenues and pending April 30, 2017 termination of the two remaining Movie Q store leases, the Company determined that the assets of the Movie Q business segment were impaired for accounting purposes as of March 31, 2017. The potential salvage value of the specialized Movie Q assets was deemed to be negligible to zero. Accordingly, we recorded an impairment loss of $0.4 million as of March 31, 2017.

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

At March 31, 2017, the Company has no uncertain tax positions. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The deferred tax assets are fully reserved at March 31, 2017.

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

Market Risk. The Company had borrowings of $8.6 million on March 31, 2017 primarily under line of credit and Term Loan agreements. Our line of credit and Term Loan agreements are subject to variable interest rates. The line of credit agreement as amended provides for interest at prime rate plus 1.0% (5.00% as of March 31, 2017). The Term Loan provides for interest at a rate per annum equal to three-month LIBOR plus 6.00% (7.15% as of March 31, 2017). The weighted average interest rate paid during the nine months ended March 31, 2017 was 7.1%. For variable rate debt outstanding at March 31, 2017, a .25% increase in interest rates will increase annual interest expense by approximately $21,000. The Company’s market risk exposure with respect to financial instruments is to changes in LIBOR.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on the evaluation, no such change occurred during such period.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer/Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	Recent history of losses (see Note 11 – notes to condensed consolidated financial statements (unaudited) regarding the Company’s ability to continue as a going concern).
•	Changes in credit agreements and breaches of related covenants and ongoing liquidity.
•	Our highly competitive marketplace.
•	The risks associated with dependence upon significant customers.
•	Our ability to execute our expansion strategy.
•	The uncertain ability to manage in a changing environment.
•	Our dependence upon and our ability to adapt to technological developments.
•	Dependence on key personnel.
•	Our ability to maintain and improve service quality.
•	Fluctuation in quarterly operating results and seasonality in certain of our markets.
•	Possible significant influence over corporate affairs by significant shareholders.
•	Our ability to operate effectively as a stand-alone, publicly traded company.
•	The consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Specific risk factors related to our July 2015 acquisition of the assets of Modern VideoFilm, Inc. include:

•	difficulty in realizing anticipated financial or strategic benefits of such acquisition,
•	diversion of capital and potential dilution of stockholder ownership,
•	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all,
•	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures,
•	management of employee relations across facilities,
•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of geographically dispersed personnel and operations,
•	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards,
•	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards,
•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify,
•	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame,
•	non-cash impairment charges or other accounting charges relating to the acquired assets, and
•	maintaining strong relationships with our and our acquired companies’ customers after the acquisitions.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following unaudited financial information from our Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as March 31, 2017 and June 30, 2016; (2) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2017; (3) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2017; and (4) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT.360

DATE: May 11, 2017	BY:	/s/ Haig S. Bagerdjian
Haig S. Bagerdjian
Chief Executive Officer/Chief Financial Officer
(duly authorized officer and principal executive and financial officer)

